Form 10QSB
period 1996-03-31
BEACON CAPITAL INVESTMENT INC
filed 1996-06-21
CIK 884321

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1996

                         Commission File No. 33-45838-C


                         BEACON CAPITAL INVESTMENT, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                   Delaware                              93-1077034
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation of organization)            Identification Number)


                           330 E. Main Street, Suite 201
                             Barrington, IL 60010-3218
                     (Address of principal executive offices)

           Issuer's telephone no., including area code:  (847) 516-2900


            29950 Allyson Court, Libertyville, IL 60048,(847) 816-6103
               Former name, former address, and former fiscal year,
                          if changed since last report.

           Common Stock outstanding at June 20, 1996 - 1,160,458 shares of $.001 par value Common Stock.


    Check whether the Issuer (1) has filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    (1) Yes  X   No      (2) Yes  X  No     .

                                  FORM 10-QSB

                        FINANCIAL STATEMENTS AND SCHEDULES
                          BEACON CAPITAL INVESTMENT, INC.

                        For the Quarter ended March 31, 1996.

    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                          PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                  Form 10-QSB
Item 1.  Financial Statements                                            3

         Condensed Balance March 31, 1996                                3

         Condensed Statement of Operations--for the three months and
         six months ended March 31, 1996 and March 31, 1994              4

         Condensed Statement of Cash Flows--for the three months and
         six months ended March 31, 1996 and March 31, 1994              5

         Notes to Condensed Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       7

                          PART II - OTHER INFORMATION
                                                                        Page

Item 1.  Legal Proceedings                                               8

Item 2.  Changes in Securities                                           8

Item 3.  Defaults Upon Senior Securities                                 8

Item 4.  Submission of Matters to a Vote of Securities Holders           8

Item 5.  Other Information                                               8

Item 6(a).    Exhibits                                                   8

Item 6(b).    Reports on Form 8-K                                        8

                        BEACON CAPITAL INVESTMENT, INC.
                         (A Development Stage Company)

                            Condensed Balance Sheet

                                March 31, 1996
                                  (Unaudited)


    Assets
Current assets:
     Cash                                                         $431,513
     Receivable                                                    125,000

  Total assets                                                     556,513

  Liabilities and Stockholders Equity

Current liabilities                                               $  -

Stockholders' equity:
     Common stock - $.001 par value. 100,000,00
          shares authorized, 1,160,458 shares
          issued and outstanding                                     1,160
     Additional paid-in capital                                    581,015
     (Deficit) accumulated during the development stage           (25,662)

          Total stockholders' equity                               556,513

                                                                  $556,513


See accompanying notes to financial statements

                          BEACON CAPITAL INVESTMENT, INC.
                           (A Development Stage Company)

                        Condensed Statement of Operations
                                    (Unaudited)




                           Three                Six                Cumulative
                            Months Ended         Months Ended         Amount
                              March 31             March 31           Since
                           1996      1995       1996       1995     Inception


Revenue                   $3,622     4,175      7,827      8,254    $49,526
Expenses                   4,291    12,000     12,042     19,689     75,118
                         --------   -------    -------    -------    -------
  Loss before Provision
  for taxes                (669)    (7,825)    (4,215)   (11,435)   (25,592)

Provision for Taxes         -           -           -        -          (70)
                         ---------  --------   --------  --------   --------
  Net (loss)               (669)    (7,825)    (4,215)   (11,435)   (25,662)
                         =========  =======    =======   ========   ========
(Loss) per share            (00)       (00)       (00)       (00)       (03)
                         =========  =======    =======   ========   ========
Weight average shares 1,160,458  1,160,458  1,160,458  1,160,458  1,160.458

                           BEACON CAPITAL INVESTMENT, INC.
                            (A Development Stage Company)

                          Condensed Statement of Cash Flows
                                     (Unaudited)



                                                Six Months         Cumulative
                                                  Ended            Amounts
                                                March 31           From
                                             1996       1995       Inception

Cash flows from operating activities
     Net (loss)                            $(4,215)   (11,435)     (25,662)
     Adjustments to reconcile net (loss)
       to cash (used in) operations:
          Receivables                      (12,000)       -       (125,000)
          (Decrease) in accounts
           payable                          (3,075)      (467)        -
                                          --------   --------     --------

          Net cash (used in)
          operating activities            (132,290)   (11,902)    (150,662)

Cash flows from investing activities:          -          -          -
                                          ---------   --------    ---------
Cash flows from financing activities:
     Proceeds from sale of stock
      net offering costs                       -          -        582,175
                                          ---------   --------    ---------
     Increase (decrease) in cash          (132,290)   (11,902)     431,513

Cash, beginning of period                  563,803    579,852        -
                                          ---------   --------     --------
Cash, end of period                       $431,513    567,950      431,513
                                          ========    =======      ========
See accompanying notes to financial statements

                           BEACON CAPITAL INVESTMENT, INC.
                            (A Development Stage Company)

                            Notes to Financial Statements


(1) The unaudited financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1996 and 1995 and six months ended March 31, 1996 and 1995 and period November 13, 1991 (date of inception) to March 31, 1996 and cash flows for the six months ended March 31, 1996 and 1995 and for the period November 31, 1991 (date of inception)through March 31, 1996. The results of operations for the periods are not necessarily indicative of the results to be expected for the entire year.

(2) Income (loss) per share is based on weighted average number of shares outstanding.

                                 PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Beacon Capital Investment, Inc. (the "Company") was formed November 13, 1991, for the purpose of investing in any and all types of assets, properties and businesses. The Company issued 660,000 shares of its Common Stock to its officers and directors for the aggregate sum of $15,000. Additionally, the Company issued its management options to purchase up to 1,320,000 shares of its common stock at $1.25 per share.
     On March 23, 1992, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18. The Registration Statement was for an offering of 1,000,000 Units of Common Stock at $1.00 per Unit. Each Unit consisted of one share of Common Stock and four Class "A" Common Stock Purchase Warrants. The offering was a "blind pool" or "blank check" offering. The Company's offering terminated on March 22, 1993. The formal Closing of the public offering was held March 30, 1993. A total of 700,275 Units of the Company's securities were sold in the public offering and gross offering proceeds were $700,275. Management of the Company had agreed to transfer a portion of their shares of the Company's common stock to the Company for cancellation if less than all Units offered in the public offering were sold. A total of 199,817 of management's 660,000 shares were canceled. Currently there are 1,160,458 shares issued and outstanding.

     Liquidity and Capital Resources. As of March 31, 1996, the Company had total assets of $556,513 and no liabilities. This compares to total assets of $563,803 and total liabilities of $3,075 at the year ended September 30, 1995. At March 31, 1996, the Company's assets consisted of cash representing the remaining net proceeds of the Company's public offering and a receivable in the amount of $125,000. Subsequent to March 31, 1996, the receivable was paid. The Company will likely continue to have only cash assets and cash equivalents until it completes an acquisition pursuant to its business plan.

     On March 13, 1996, the Company's former president instructed the Company's Bank to wire $125,000 of the Company's funds to an account he personally controlled. The Company had no interest or control over such account. When the Board of Directors became aware of such transaction, the previous president was terminated as president and Douglas P. Morris was appointed as the new president of the Company. The Company's Bank has reimbursed the Company for the $125,000 amount. Such reimbursement occurred after March 31, 1996. The Company has assigned its right against the former president to the Bank.

     Results of Operations.   The Company has not commenced any operations
     except for the filing of its registration statement, preliminary investigation of potential acquisitions and the completion of its public offering. The Company had total revenues of $3,622 for the three months ended March 31, 1996 compared with $4,175 for the three months ended March 31, 1995. The Company had total revenues of $7,827 for the six months ended March 31, 1996 compared with $8,525 for the six months ended
     March 31,1995. All revenue received by the Company since its inception has been interest income accruing on the Company's bank accounts.

     The Company had total expenses of $4,291 for the three months ended March 31, 1996 compared with expenses of $12,000 for the three months ended March 31, 1995. The Company had total expenses of $12,042 for the six months ended March 31, 1996 compared with expenses of $19,689 for the six months ended March 31, 1995. The Company's expenses included legal and accounting fees, costs for the Company's due diligence activities relating to potential acquisitions.

     The Company is continuing to look for acquisition candidates. Until an acquisition is effected, it is likely that the Company's revenues will be limited to interest income and that the Company will incur costs in connection with due diligence activities and comply with SEC filing requirements.

                              PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, neither the Company nor any of its officers and directors are party to any legal proceeding or litigation. As to the matter discussed above in the "Liquidity and Capital Resources" section, the Company has assigned its rights against its former president to the Bank. Any lawsuit filed against such individual will be filed by the Bank.

Item 2.        Changes in Securities.  None.

Item 3.        Defaults Upon Senior Securities.  None.

Item 4.        Submission of Matters to a Vote of Securities Holders.  None.

Item 5.        Other Information.  None.

Item 6(a).          Exhibits.

                    Exhibit 27 - Financial Data Schedule

Item 6(b).          Reports on Form 8-K. None filed during the last quarter.
                    In May 1996, a form 8-K was filed relating to the matters discussed in the "Liquidity and Capital Resources" section.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 20, 1996                       BEACON CAPITAL INVESTMENT, INC.



                                           By /s/ Douglas P. Morris
                                              ----------------------
                                              Douglas P. Morris
                                              President
                                              Principal Executive Officer
                                              Principal Financial Officer