Form 10QSB
period 1996-06-30
BEACON CAPITAL INVESTMENT INC
filed 1996-08-28
CIK 884321

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1996

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

       Common Stock outstanding at August 20, 1996 - 1,160,458 shares of $.001 par value Common Stock.


    Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
(1) Yes  X   No      (2) Yes  X  No     .

[PAGE]

                                FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                        BEACON CAPITAL INVESTMENT, INC.

                     For the Quarter ended June 30, 1996.

    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                              Page of
                                                             Form 10-QSB
Item 1.  Financial Statements                                   3

         Condensed Balance June 30, 1996                        3

         Condensed Statement of Operations--for the three
         months and nine months ended June 30, 1996 and
         June 30, 1995                                          4

         Condensed Statement of Cash Flows--for the three
         months and nine months ended June 30, 1996 and
         June 30, 1995                                          5

         Notes to Condensed Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial
         Conditionand Results of Operations                     7

                   PART II - OTHER INFORMATION
                                                               Page

Item 1.  Legal Proceedings                                      8

Item 2.  Changes in Securities                                  8

Item 3.  Defaults Upon Senior Securities                        8

Item 4.  Submission of Matters to a Vote of Securities Holders  8

Item 5.  Other Information                                      8

Item 6(a).    Exhibits                                          8

Item 6(b).    Reports on Form 8-K                               8

[PAGE]

                        BEACON CAPITAL INVESTMENT, INC.
                         (A Development Stage Company)

                                Balance Sheet

                                June 30, 1996
                                 (Unaudited)


        Assets

Current assets:
    Cash                                                    $554,771

        Liabilities and Stockholders' Equity

Current liabilities -
    accounts payable                                     $      843
                                                         ----------
Stockholders' equity:
    Common stock - $.001 par value.  100,000,000
       shares authorized, 1,160,458 shares
       issued and outstanding                                 1,160
    Additional paid-in capital                              581,015
    Deficit accumulated during the development stage        (28,247)
                                                            -------
              Total stockholders' equity                    553,928
                                                            -------
                                                           $554,771
                                                           ========


See accompanying notes to financial statements.

                                       3
[PAGE]


                       BEACON CAPITAL INVESTMENT, INC.
                       (A Development Stage Company)

                      Condensed Statement of Operations
                                (Unaudited)


                                   Three                          Cumulative
                               Months Ended      Nine Months      Amounts
                                  June 30,       Ended June 30,    Since
                               1996     1995     1996     1995    Inception
                                -------------    ---------------   ---------
Revenue (principally int.     $-       4,250     7,828    12,504   49,527

Expenses                      2,584    8,683    14,628    28,372   77,704
                              -----    -----    ------   ------   -------
    Loss before provision
    for taxes                (2,584)  (4,433)   (6,800)  (15,868) (28,177)

Provision for taxes            -         -        -       -           (70)
                             ------   ------   -------  --------   -------
        Net loss            $(2,584)  (4,433)   (6,800)  (15,868)  (28,247)
                             ======   =======   =======   =======   =======
Loss per share                 (.00)    (.00)     (.01)     (.01)     (.03)
                         =========   ========   =======   =======   ======
Weighted average shares  1,160,458  1,160,458 1,160,458 1,160,458 1,011,673


See accompanying notes to financial statements.

[PAGE]
                           BEACON CAPITAL INVESTMENT, INC.
                           (A Development Stage Company)

                         Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                Cumulative
                                         Nine Months            Amounts
                                        Ended June 30,          Since
                                        1996      1995          Inception
                                        --------------          -----------

Cash flows from operating activities:
    Net loss                          (6,800)  (15,868)        (28,247)
    Adjustments to reconcile net loss
        to cash used in operating
        activities:
          Increase (decrease) in
          accounts payable           (2,232)     8,186             843
                                     -------     ------         -------
          Net cash used in
          operating activities       (9,032)    (7,682)        (27,404)
                                     -------    -------        --------

Cash flows from investing activities    -          -             -
                                     -------    -------        --------

Cash flows from financing activities -
    proceeds from sale of stock
     net of offering costs              -          -           582,175
                                    -------    -------        --------
    Increase (decrease) in cash      (9,032)   (7,682)         554,771

Cash, beginning of period           563,803   579,852            -

Cash, end of period                $554,771   572,170          554,771
                                  ==========  ========         ========

See accompanying notes to financial statements.


                                       5
[PAGE]
                          BEACON CAPITAL INVESTMENT, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(1) The unaudited financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three months and nine months ended June 30, 1996 and 1995 and cash flows for the nine months ended June 30, 1996 and 1995 and the cumulative amounts since inception (November 13, 1991). The results of operations for the periods are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per share is based on weighted average number of shares out-standing.



[PAGE]


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

    Liquidity and Capital Resources. As of June 30, 1996, the Company had total assets of $554,771 and liabilities of $843. This compares to total assets of $563,803 and total liabilities of $3,075 at the year ended September 30, 1995. At June 30, 1996, the Company's assets consisted of cash representing the remaining net proceeds of the Company's public offering. The Company will likely continue to have only cash assets and cash equivalents until it completes an acquisition pursuantto its business plan.

    On March 13, 1996, the Company's former president instructed the Company's Bank to wire $125,000 of the Company's funds to an account he personally controlled. The Company had no interest or control over such account. When the Board of Directors became aware of such transaction, the previous president was terminated as president and Douglas P. Morris was appointed as the new president of the Company. The Company's Bank reimbursed the Company for the $125,000 amount. The Company has assigned its right against the former president to the Bank.

    Results of Operations.   The Company has not commenced any operations
except for the filing of its registration statement, preliminary investigation of potential acquisitions and the completion of its public offering. The Company had no revenues for the three months ended June 30, 1996 compared with $4,250 for the three months ended June 30, 1995. The Company had total revenues of $7,828 for the nine months ended June 30, 1996 compared with $12,504 for the nine months ended
                                   7
[PAGE]

June 30, 1995. All revenue received by the Company since its inception has been interest income accruing on the Company's bank accounts.

    The Company had total expenses of $2,584 for the three months ended June 30, 1996 compared with expenses of $8,683 for the three months ended June 30, 1995. The Company had total expenses of $14,628 for the nine months ended June 30, 1996 compared with expenses of $28,372 for the nine months ended June 30, 1995. The Company's expenses included legal and accounting fees, costs for the Company's due diligence activities relating to potential acquisitions.

    The Company is continuing to look for acquisition candidates. Until an acquisition is effected, it is likely that the Company's revenues will be limited to interest income and that the Company will incur costs in connection with due diligence activities and comply with SEC filing requirements.


[PAGE]
                       PART II - OTHER INFORMATION


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

Item 2. Changes in Securities.  None.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Securities Holders.  None.

Item 5. Other Information.  None.

Item 6(a).    Exhibits.  None.

Item 6(b).    Reports on Form 8-K.   In May and June 1996, Form 8-K  s were
              filed relating to the matters discussed in the "Liquidity and Capital Resources" section.

[PAGE]

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 20, 1996             BEACON CAPITAL INVESTMENT, INC.

                                  By /s/ Douglas P. Morris
                                  ---------------------------------------
                                  Douglas P. Morris
                                  President
                                  Principal Executive Officer
                                  Principal Financial Officer

