Form 10KSB
period 1996-09-30
BEACON CAPITAL INVESTMENT INC
filed 1996-12-27
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-KSB
                                  ------------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-45838-C
                                  ------------



                         BEACON CAPITAL INVESTMENT, INC.
           (Name of Small Business Issuer as specified in its charter)
            Delaware                                   36-3729989
        (State or other jurisdiction of               (I.R.S. employer
         incorporation or organization                 identification No)
         515 Red Cypress                               60013
         Cary, Illinois                                (Zip Code)
  (Address of principal executive offices)

         Issuer's telephone number, including area code: (847) 516-2900
                                  ------------



    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None




     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
 .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's revenues for the fiscal year ending September 30, 1996 were $12,158.

     There is currently no active market for the Issuer's common stock. As of December 21, 1995, there were 1,160,458 shares of common stock issued and outstanding, 510,504 of which were owned by affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1. DESCRIPTION OF BUSINESS

General

     The Company was formed November 13, 1991, for the purpose of investing in any and all types of assets, properties and businesses. In 1992, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") relating to the offer and sale of the Company's securities in an initial public offering. On March 23, 1992, the SEC declared the Registration Statement effective. The Registration Statement related to an offering of 1,000,000 Units of the Company's common stock and warrants to purchase shares of common stock, offered at $1.00 per Unit. The Company's offering closed in March 1993. A total of 700,275 Units were sold in the public offering. The offering was a "blind pool" or "blank check" offering. The gross offering proceeds were $700,275.

     The Company was formed to acquire or merge with another operating company or another entity or to acquire a technology or other asset. ("Potential Business Acquisition"). In some instances, a Potential Business Acquisition may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. Some Potential Business Acquisitions may seek to become a public company through merging with, being acquired by or selling their assets to an existing public company. There are numerous reasons why an existing privately-held company would seek to become a public company through a merger or acquisition rather than by doing its own public offering. Such reasons include avoiding the time delays involved in a public offering; retaining a larger share of voting control of the publicly-held company; reducing the cost factors incurred in becoming a public company; and avoiding any dilution requirements set forth under various states' blue sky laws.

     The Company has entered into a Letter of Intent to acquire Millennium Memory, Inc. ("Millennium"), a privately-held California corporation engaged in the business of selling computer memory products. The Company and Millennium have negotiated the terms of a definitive Agreement and Plan of Merger (the "Agreement") and anticipate executing the Agreement in the immediate future. The acquisition transaction proposed by the Letter of Intent (the "Millennium Acquisition") and the Agreement are subject to numerous conditions and there can be no assurance that all of such conditions will be fulfilled or waived and there can be no assurance that the Millennium Acquisition will be completed. If the Millennium Acquisition is completed, the Company will be in the business of selling computer memory products and will no longer be in the business of looking for Potential Business Acquisitions. However, inasmuch as the Millennium Acquisition is subject to such conditions and there can be no assurance that the Millennium Acquisition will be completed, the disclosure set forth in this Item I continues to describe the Company's historical business plan rather than a description of Millennium's business operations.

     The  Company  has  not  restricted   its  search  for  Potential   Business
Acquisitions to any particular industry or to any particular geographic area.

     If the Millennium Acquisition does not close and if the Company is then required to look for other Potential Business Acquisitions, it is anticipated that knowledge of Potential Business Acquisitions will be made known to the Company by various sources, including its officers and directors, shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company became aware of Millennium through the Company's President, Douglas P, Morris who was introduced to a director of Millennium in an unrelated transaction.

     Since its inception, the Company has discussed Potential Business Acquisitions and other investments with a number of private companies but has not acquired any Potential Business Acquisition nor has it entered into a definitive acquisition agreement with any Potential Business Acquisition. The Company has discussed an acquisition possibility with Millennium for several months and expects to enter into the Agreement in the near future.

Selection of Opportunities

     As a result of the potential acquisition of Millennium, the Company is not currently looking for other Potential Business Acquisitions. If the Millennium Acquisition does not close, the Company will again commence looking for alternative Potential Business Acquisitions.

     The Company's analysis of Potential Business Acquisitions in the past has, and if the Millennium Acquisition is not completed, will in the future, be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in Potential Business Acquisitions. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of management, either in place or scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

     (f) The extent to which the business opportunity can be advanced;

     (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h) Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors in the circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

     The manner in which the Company participates in a business opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

     If the Millennium Acquisition is closed, the Company will issue shares of its common stock to the Millennium shareholders. If the Millennium Acquisition does not close and the Company looks for other Potential Business Acquisitions, it is likely that the Company will also acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, depends upon the issuance to the shareholders of the acquired company of at least 80 percent common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization.

     The Millennium Acquisition is to be structured as a tax-free, reverse triangular merger and if the Millennium Acquisition is completed, a newly formed subsidiary of the Company will merge into Millennium, Millennium will become a wholly-owned subsidiary of the Company and the shares of Millennium owned by its shareholders will be converted into shares of the Company's common stock. If the Millennium Acquisition is completed, of which there can be no assurance, the shareholders of Millennium will become the controlling shareholders of the Company after the completion of the acquisition.

     If the Millennium Acquisition is closed, the current management of the Company will resign and the officers and directors of Millennium will be come the officers and directors of the Company; provided, however, that Douglas P, Morris, who is currently president and a director of the Company will continue to be a director after the Millennium Acquisition and will be appointed a vice president of the Company.

     The investigation of Millennium and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments required substantial management time and attention and substantial costs for accountants, attorneys and others. This will also be the case if the Company does not complete the Millennium Acquisition and is required to look for other Potential Business Acquisitions. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Employees

     The Company has no employees. Millennium currently has 20 full time and one part time employee.

Letter of Intent

     The Company has entered into a Letter of Intent to acquire Millennium which is engaged in the business of selling "DRAM", which is a computer memory product. The Millennium Acquisition is subject to a number of conditions, including the raising of additional capital by Millennium. In the event the Millennium Acquisition is effected, the financial condition, capital resources and liquidity of the Company would be significantly different that its financial condition, capital resources at September 30, 1996. If the Millennium
Acquisition is completed, the Company would no longer be a non-operating company, but would be engaged in the operations currently conducted by Millennium and it would be generating operating revenues, paying operating costs and making capital expenditures.

     For accounting purposes only, the proposed Millennium Acquisition will likely be treated as a reverse merger with Millennium deemed to be the survivor of the merger. If the Millennium Acquisition is completed, all but one of the Company's current officers and directors will resign and persons now affiliated with Millennium will become the officers and directors of the Company and the shareholders of Millennium will own a controlling interest in the Company.

     The Millennium Acquisition is subject to a number of conditions and there can be no assurance that the proposed Millennium Acquisition will be effected. If the Millennium Acquisition is not completed, the Company will continue to look for other investment and acquisition opportunities.

     The general terms of the proposed Millennium Acquisition transaction are as follows:

     1. Reverse Split. As a condition to the transaction, the Company will effect a 1-for-2.5 reverse split of its issued and outstanding shares, options and warrants. In such event, the total number of shares of the Company's common stock currently issued and outstanding would be reduced from 1,160,458 to 464,183. As a result of the reverse split, the exercise price of the options and warrants to purchase shares of the Company's common stock now issued and outstanding will be increased from $1.25 per share to $3.125 per share.

     2. Merger Transaction. If the acquisition is effected, pursuant to a reverse triangular merger wherein (i) the Company will form a new wholly-owned subsidiary ("Subsidiary") for the sole purpose of the merger; (ii) the Subsidiary will merge into Millennium; and (iii) all of the shares of Millennium will be converted into shares of the Company's common stock.

     3. Shares to be Issued. As a condition to the merger, Millennium must raise additional capital. The number of shares of the Company's common stock to be issued in the merger will depend upon the total amount of new capital raised by Millennium. It is anticipated that the maximum number of shares of the Company's common stock issued to Millennium shareholders will be 6,778,868 and the minimum number will be 6,528,868. These numbers are calculated after giving effect to the the above-mentioned 1-for.2.5 reverse stock split.

     4. Management. If the merger is effected, the Company management of Millennium will be appointed as the officers and directors of the Company in place of curent management. However, Douglas P. Morris, who is currently the president and a director of the Company, will remain as a director of the Company and will serve as a vice president of the Company.

     5. Management Options. Management has agreed to cancel one half of management stock options, reducing the number of shares issuable upon the exercise of such stock options from 1,320,000 to 660,000.

     The proposed Millennium Acquisition is subject to a number of conditions, including approval by the Company's shareholders, and there can be no assurance that the Millennium Acquisition will close.

ITEM 2.  PROPERTIES

     The executive offices of the Company are presently located at the home of its president, Douglas P. Morris, at 515 Red Cypress Road, Cary, IL 60013. The Company's executive offices are sufficient for the present purposes of the Company. Upon the consummation of an acquisition or merger, the Company's offices will be moved to the principal offices of the company acquired or merged with. If the Millennium Acquisition is completed, the Company's offices will move to Millennium's offices which consists of 3,600 square feet of office space in Laguna Beach, CA.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company is a party or of which any of its property or wholly owned subsidiary is subject and no such proceedings are known to the Company to be threatened or contemplated against it. The Company has been informed that Millennium is engaged in no litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No Meeting of Shareholders was held during the last fiscal quarter. The Company anticipates that its meeting of shareholders will be held primarily for the purpose of voting upon the proposed acquisition of Millennium and related matters.


                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND WARRANTS AND RELATED SECURITY HOLDER MATTERS

     A. Market for Common Stock. The Company's public offering was closed in March 1993. Since that time there has not been an active market for the Company's securities and it is unlikely that there will be an active market until and unless the Company acquires a Potential Business Opportunity.

     B. Holders. The number of record holders of the Company's common stock as of December 21, 1996 was approximately 103.

     C. Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. Even if the Millennium Acquisition is closed, it is not anticipated that dividends will be paid to the Company's shareholders in the foreseeable future.

     D. Warrants. A total of 700,275 Units of the Company's securities were sold in the Company's initial public offering. Each Unit consisted of one share of common stock, $.001 par value and four Common Stock Purchase Warrants each of which entitle the holder to purchase one share of common stock at $1.25 per share exercisable during a twenty four month period commencing 30 days from the date of the closing of the offering. The offering was closed on March 30, 1993. The original exercise period of the warrants was initially scheduled to expire on April 30, 1995, however, the Company's Board of Directors has extended the exercise period on several occasions. On September 30, 1996, one half of the warrants expired and are no longer outstanding. The exercise period of the remaining warrants (which entitle the holders to purchase 1,400,500 shares of the Company's common stock) have been extended to March 31, 1997. As a condition to the acquisition of Millennium, the Company has agreed, subject to the close of the Millennium Acquisition, not to extend the remaining warrants past March 31, 1997. Accordingly, if the Millennium Acquisition closes, the remaining warrants will expire on March 31, 1997. The Company has the right to call the warrants for redemption, in whole or in part, upon 30 days prior written notice at a price of $.001 per warrant. If the warrants are called for redemption, they may be exercised at any time prior to the close of business on the day preceding the date fixed for redemption. Any rights to purchase common stock subject to the warrants will be forfeited to the extent such warrants are not exercised prior to such date.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was formed November 13, 1991, for the purpose of investing in any and all types of assets, properties and businesses. In 1992, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") relating to the offer and sale of the Company's securities in an initial public offering. On March 23, 1992, the SEC declared the Registration Statement effective. The Registration Statement related to an offering of 1,000,000 units of the Company's common stock and warrants to purchase shares of common stock, offered at $1.00 per unit. The Company's offering closed in March 1993. A total of 700,275 Units of the Company's securities were sold in the public offering. The offering was a "blind pool" or "blank check" offering. The gross offering proceeds were $700,275. The Plan of Operation of the Company is further described in Item 1 of this Form 10-KSB.

     Prior to September 30, 1996, there were outstanding warrants which entitled the holders to purchase 2,801,000 shares of the Company's common stock at a price of $1.25 per share. These warrants were part of the Units sold by the Company in its initial public offering. The warrants were scheduled to expire on September 30, 1996; however, the Company's Board of Directors extended the exercise period for some of the warrants (representing the right to purchase 1,400,500 shares of the Company's common stock) to March 31, 1997. The balance of the warrants expired on September 30, 1996. As a result of the reverse stock split which is a condition of the Millennium acquisition, the remaining warrants will have an exercise price of $3.125 per share. The Company is precluded under the Agreement with Millennium from extending the remaining warrants beyond March 31, 1997. If the holder of a warrant surrenders his warrant certificates for exercise, Beacon may be required to seek to register or similarly qualify the shares to be issued upon the exercise of the warrants under federal and state securities laws. There can be no assurance that a registration statement will be filed or declared effective prior to March 31, 1997, the date the warrants expire. Under such circumstances, the expiration date of such warrants sought to be exercised may be extended to permit such registration or other qualification.

     In additional to the outstanding warrants, there are outstanding options which entitle the holders to purchase 1,320,000 shares of the Company's common stock. As a condition to the closing the Millennium Acquisition, one-half of these options must be canceled. These options are owned by management and former management of the Company. Each of these options is exercisable at $1.25 per share. After the reverse stock split which is a condition to the Millennium acquisition, such options will be reduced in number to 264,000 and will have an exercise price of $3.125 per share.

     As discussed below in the "Liquidity and Capital Resources" section of this
Item 6, the Company has entered into a non-binding Letter of Intent to acquire a privately-held company engaged in the business of selling computer memory chips and modules. If the Millennium Acquisition closes, of which there can be no assurance, the financial condition and results of operations of the Company will be significantly different than its historical financial condition and results of operations.

Liquidity and Capital Resources

     At September 30, 1996, the Company had cash of $533,210 and no other assets. At September 30, 1995, the Company had cash of $563,803. The Company anticipates that its only assets will be cash until such time as it acquires Millennium or some other Company. At September 30, 1996, the Company had liabilities of $1,211 and shareholders' equity of $531,999. At September 30, 1995, the Company had liabilities of $3,075 and shareholders' equity of $560,728.

     The Company has entered into a Letter of Intent to acquire Millennium. The Millennium Acquisition is subject to a number of conditions, including the raising of additional capital by Millennium. In the event the Millennium Acquisition is effected, the financial condition, capital resources and liquidity of the Company would be significantly different than its financial condition at September 30, 1996. If the Millennium Acquisition is completed, the Company would no longer be a non-operating company, but would be engaged in the operations currently conducted by Millennium and it would be generating operating revenues, paying operating costs, and making capital expenditures.

     For accounting purposes only, the proposed Millennium Acquisition will likely be treated as a reverse merger with Millennium deemed to be the survivor of the merger.

     If the Millennium Acquisition is not completed, the Company will continue to look for other investment and acquisition opportunities.

Results of Operations

     The Company has not commenced any active operations as of the date hereof except for registration and sale of securities in its initial public offering and efforts to search for and analyze Potential Business Acquisitions. For the year ended September 30, 1996, the Company had revenues of $12,158 (consisting entirely of interest income), expenses of $40,887 and a net loss of $28,729. This compares to revenues of $16,706, expenses of $35,363 and a net loss of $18,657 for the year ended September 30, 1995.

     The decrease in revenues was the result of a decrease in the interest earned on the Company's cash deposits. The increase in expenses was the result of increased general and administrative costs including travel expenses and professional fees relating to the search for and review of Potential Business Acquisitions in general and specifically to the proposed Millennium transaction.

     The Company also incurred legal fees and expenses in connection with a matter involving its former president. Such former president used $125,000 of the Company's funds for his own purposes and without authorization by the Company. When the Company's Board of Directors learned of this misuse of funds, it immediately dismissed such person as an officer and director of the Company. At the time of the unauthorized use of the funds, the Company's funds were on deposit in a bank account which required the signatures of two directors in order to remove the funds from such account. On March 13, 1996, the former president (who was also a director of the Company) instructed the bank to wire $125,000 of the Company's funds to an account personally owned and controlled by him. The requested amount was wired by the bank to the personal account of the former president.

     Upon learning of the transfer of the funds to the personal account of the former president, the Company made demand on him for repayment of the $125,000 and also made demand on the bank for reimbursement of the $125,000. The former president did not repay such $125,000 to the Company, however, on June 20, 1996, the Company and the bank entered into a Compromise and Settlement Agreement whereby the bank reimbursed the Company for the entire amount of $125,000. In consideration thereof, the Company released any and all claims it might have against the bank and assigned to the bank all of its claims against its former president. Accordingly, as of June 20, 1996, the Company's cash position increased by $125,000. The Company estimates that it incurred legal fees and other costs of approximately $7,000 in connection with the resolution of this matter.

     As discussed above, the Company is attempting to acquire Millennium in a merger transaction. The Company will incur accounting, legal and other fees and expenses in connection with such proposed acquisition. If the Millennium Acquisition is not completed, the Company will continue to expend funds to search for and evaluate other Potential Business acquisitions. These expenses will include professional fees, travel expenses, consulting fees and related expenses

     The Company anticipates that its only revenues will be interest income until such time as it acquires a Potential Business Acquisition. If the Company completes the Millennium Acquisition, its revenues will primarily related to the sale of computer memory products.

Plan of Operation

     The Company's current plan of operation is to continue with its efforts to acquire Millennium and to thereafter commence operations in the business of selling computer memory products. If the Company does not complete the acquisition of Millennium, it will continue to look for other investment and acquisition opportunities pursuant to the plan described in Item 1 of this Form 10-KSB.

Inflation

     The Company does not believe that inflation will negatively impact its business plans.


ITEM 7.  FINANCIAL STATEMENTS

                          Index to Financial Statements
Financial Statements

      Independent Accountants' Report

      Balance Sheet -
         September 30, 1996

      Statement of Operations
        Years ended September 30, 1996 and 1995

      Statement of Changes in Stockholders' Equity -
        Years ended September 30, 1996 and 1995

      Statement of Cash Flows -
        Years ended September 30, 1996 and 1995

      Notes to Financial Statements

-----------------------------------------------------
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                          INDEPENDENT AUDITORS' REPORT





To The Board of Directors and
Stockholders of
Beacon Capital Investment, Inc.


     We have audited the accompanying balance sheet of Beacon Capital Investment, Inc. (a development stage company) as of September 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1996 and 1995 and for the period November 13, 1991, (date of inception) to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beacon Capital Investment, Inc. (a development stage company) as of September 30, 1996, and the results of its operations and its cash flows for the years ended September 30, 1996 and 1995 and for the period from November 13, 1991 (date of inception) to September 30, 1996, in conformity with generally accepted accounting principles.


                                                Tanner + Co.




Salt Lake City, Utah
October 7, 1996

                         BEACON CAPITAL INVESTMENT, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                               September 30, 1996







      Assets

Current assets - cash                                            $533,210




      Liabilities and Stockholders' Equity

Current liabilities - accounts payable                           $  1,211

Stockholders' equity:
  Common stock - $.001 par value.  25,000,000
     shares authorized, 1,160,458 shares
     issued and outstanding                                         1,160
  Additional paid-in capital                                      581,015
  Retained deficit                                                (50,176)

           Total stockholders' equity                             531,999
                                                                 ---------
                                                                 $533,210
                                                                 =========











See accompanying notes to financial statements.

                         BEACON CAPITAL INVESTMENT, INC.
                          (A Development Stage Company)

                             Statement of Operations










                                                                 Cumulative
                                           Year Ended              Amounts
                                         September 30,              From
                                     1996           1995          Inception
                                   _______________________
Revenue - interest income         $ 12,158         16,706           53,857

General and administrative          40,887         35,363          103,963
  expenses

     Loss before income taxes      (28,729)       (18,657)         (50,106)

Provision for income taxes            -              -                 (70)

     Net loss                     $(28,729)       (18,657)         (50,176)

Loss per share                       $(.02)           (01)            (.05)

Weighted average shares           1,160,458     1,160,458        1,019,303
                                  =========     ==========       =========













See accompanying notes to financial statements.

                         BEACON CAPITAL INVESTMENT, INC.
                          (A Development Stage Company)

                        Statement of Stockholders' Equity

                                                                            Total
                                                  Additional    Retained    Stock-
                               Common Stock        Paid-in      Earnings   holders'
                             Shares     Amount     Capital      (Deficit)   Equity


Balance, November 13, 1991     -        $  -          -           -               -

Common stock issued for cash
at $.02 per share            660,000      660       14,340        -           15,000

Net loss                       -           -          -         (115)           (115)
                             _______    _______    _______      _______      _________

Balance, September 30, 1992  660,000      660       14,340      (115)         14,885

Common stock issued for cash
at $1.00 per share net of
offering costs of $133,100   700,275      700      566,475        -          567,175

Cancellation of originally
issued shares pursuant to
public stock offering
agreement                   (199,817)    (200)         200        -               _

Net income                     -           -          -          359             359
                            _________   ________   ________    ________      _________

Balance, September 30, 1993 1,160,458    1,160     581,015       244         582,419

Net loss                       -           -          -        (3,034)        (3,034)
                            _________   ________   ________    ________      _________

Balance, September 30, 1994 1,160,458    1,160     581,015     (2,790)       579,385

Net loss                       -           -          -       (18,657)       (18,657)
                            _________   ________   ________   _________      _________

Balance, September 30, 1995 1,160,458    1,160     581,015    (21,447)       560,728

Net loss                       -           -          -       (28,729)       (28,729)
                            _________   ________   ________   _________      _________

Balance, September 30, 1996 1,160,458   $1,160     581,015    (50,176)       531,999
                            =========   ========   ========   =========      =========



See accompanying notes to financial statements.

                         BEACON CAPITAL INVESTMENT, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows








                                                                   Cumulative
                                                 Year Ended           Amounts
                                                September 30,            From
                                             1995         1994      Inception

Cash flows from operating activities:
     Net loss                             $ (28,729)    (18,657)     (50,176)
     Adjustments to reconcile net loss
       to net cash used in operations:
         Increase (decrease) in accounts     (1,864)      2,608        1,211
           payable

              Net cash used in
              operating activities          (30,593)    (16,049)     (48,965)

Cash flows from investing activities           -           -            -
                                           __________   _________   __________

Cash flows from financing activities
     proceeds from sale of stock               -           -         582,175
                                           __________   _________   __________

           Increase (decrease) in cash      (30,593)    (16,049)     533,210

Cash, beginning of period                   563,803     579,852         -

Cash, end of period                        $533,210     563,803      533,210
                                           ========     =======      =======










See accompanying notes to financial statements.

                         BEACON CAPITAL INVESTMENT, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 1996

(1)  Summary of Significant Accounting Policies

  Organization

     Beacon Capital Investment, Inc. (a development stage company) began activity on November 13, 1991, (date of inception) when proceeds were received from the sale of stock to Company officers and Directors. Articles of Incorporation were filed under the laws of the state of Delaware on November 13, 1991. The Company has elected a fiscal year end of September 30. The Company has not commenced planned principal operations. The Company proposes to use the proceeds from the sale of stock to seek business acquisitions and combinations which, in the opinion of management, will be in the best interest of the Company. Further, the Company is considered a development stage Company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Earnings (Loss) Per Share

     Earnings per share were calculated by dividing net operations by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not included in the earnings per share calculation as they are antidilutive.

  Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk

     Financial   instruments   which   potentially   subject   the   Company  to
concentration of credit risk consist primarily of cash.

     The Company maintains its cash in bank deposit accounts which, at times may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(2)  Related Party Transaction

     The Company currently has an oral agreement with its president to use as its business office, a portion of his home, at no cost to the Company. The Company paid $25,000 consulting fee to the president of the Company for services provided.

                         BEACON CAPITAL INVESTMENT, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements - Continued

(3)  Stock Options

     The officers/directors of the Company have the option to purchase an additional two shares of common stock for each share owned. The options, concurrent with the common stock purchase warrants, are exercisable until March 31, 1997, at a price of $1.25 per share. A total of 1,320,000 options are outstanding at September 30, 1996. None of the options have been exercised at September 30, 1996.

(4)  Warrants

     In connection with the public stock offering dated March 31, 1993, the Company issued 2,801,000 warrants to purchase common stock. Each warrant entitles the holder thereof to purchase one share of common stock, $.001 par value, at the price of $1.25 per share. On September 30, 1996, 1,400,500 warrants expired while 1,400,500 warrants are exercisable until March 31, 1997. The Company has the right to call the warrants for redemption upon 30 days prior written notice at a price of $.001 per warrant. If the warrants are called for redemption, they may be exercised at any time prior to the close of business of the day preceding the date fixed for redemption. None of these warrants have been exercised as of September 30, 1996.

(5)  Supplemental Cash Flow Information

     The Company paid cash for income taxes and interest as follows:

                                                                  Cumulative
                                                 Year Ended          Amounts
                                                September 30,          From
                                                1996     1995       Inception

              Interest                       $    -        -            -
                                             ========    =======    ===========

              Income taxes                   $    -        -            -
                                             ========    =======    ===========

(6)  Income Taxes

     The difference between income taxes at statutory rates for September 30, 1996 and 1995 are the amount presented in the financial statements is the increase in tax valuation allowance, which offsets the income tax benefit of the operating loss.

                         BEACON CAPITAL INVESTMENT, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements - Continued

(6)  Income Taxes - Continued

         Deferred tax assets at September 30, 1996 are as follows:

                                                     September 30,
                                                  1996            1995

              Operating loss carryforwards     $ 15,000           5,600
              Valuation allowance               (15,000)         (5,600)

                                               $    -               -
                                               =========         ========

     The Company has net operating loss carryforward of approximately $50,000 which begin to expire in the year 2006. The amount of net operating loss carryforward that can be used in any one year will be limited by any significant change in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforward can be utilized.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

     A. Identification of Directors and Executive Officers. The current directors of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                         Age        Position

Douglas P. Morris                  41         President/Director
515 Red Cypress Road
Barrington, IL 60013

Thomas Richmond                    69         Vice President/Director
27046 Mill Pond West
Capistrano Beach, CA 92624

James Monroe                       61         Secretary/Treasurer/
1841 Schaeffer Rd.                              Director
Longrove, IL  60047

Howard D. Talks                    42         Director
P.O. Box 886
Palm Beach, FL 33480

     The current officers and directors of the Company are listed below. As a condition to the completion of the Millennium Acquisition, the current officers and directors of the Company will resign and the officers and directors of Millennium will be appointed in their place; however, Douglas P, Morris will continue to be a director of the Company and will serve as the vice president of the Company.

     Douglas P. Morris. Mr. Morris was a appointed a director of the Company in December 1994 Mr. Morris is, and has been since 1988, the owner of H & M Capital Investments, Inc., a privately-held business consulting firm. H & M Capital Investments, Inc. is engaged in consulting with privately-held and publicly-held companies relating to management, debt financing and equity financing. From 1984 to 1988, Mr. Morris was self-employed in managing his own investments. From 1981 to 1984, he was Assistant City Administrator for the City of Palmdale, California. From

     1979 to 1981, he was the Assistant Mayor of Burbank, California. Mr. Morris is president/director of Celtic Investment, Inc., a publicly-held company which is engaged in the factoring business. Mr. Morris received his Masters Degree in Public Administration at the University of Southern California in 1982 and his Bachelor of Arts Degree in Judicial Administration from Brigham Young University in 1978. Mr. Morris is a director of Emerald Capital, Inc., a company engaged in the business of manufacturing and marketing waste reduction equipment. Mr.
Morris is also a  director  of  Dauphin  Technology,  Inc.,  a  publicly  traded
Company.

     Thomas Richmond. Mr. Richmond was employed for U.S. Steel Corporation for 32 years in various sales capacities in its Chicago sales office. He retired from the Chicago sales office as a Sales Manager. Mr. Richmond then relocated to California where he was employed as a Sales Consultant with Ferralloy Corporation, a nationwide processor of steel products. From 1987 to 1990, he was employed as a sales consultant by Postwindow, a window and door manufacturing company in San Diego, California. For the last three years, Mr. Richmond has been retired. Mr. Richmond earned his degree from Dartmouth College in 1950.

     James Monroe. Mr. Monroe was and had been since 1968, the Director of Building and Grounds for Arlington Heights Public School District 25 in Arlington Heights, Illinois. From 1968 to 1992, Mr. Monroe was a teacher of industrial arts, health and physical education in the same district. Mr. Monroe earned his Bachelor of Science degree in 1957 from Western Illinois University in Macomb, Illinois, a Masters Degree in 1968 from the University of Illinois in Urbana, Illinois and a Certificate of Advanced Study in 1974 from the School of Business Administration at the University of Northern Illinois, in DeKalb, Illinois. Mr. Monroe has been retired since 1992.

     Howard D. Talks. Mr. Talks was appointed a director of the Company in December 1994. Mr. Talks has been involved in the real estate industry for the past 19 years. Mr. Talks has developed and/or purchased commercial and residential real estate properties in Florida. He has lectured at Dale Carnegie seminars. Mr. Talks attended Queensboro Community College in New York. Mr. Talks is a director of Celtic Investment, Inc., a publicly-held company which is engaged in the factoring business.

     B.  Significant Employees.  None.

     C.  Family Relationships.  None.

     D.  Compliance with Section 16(a).  The Company is not subject to
Section 16 of the Exchange Act.

     E. Other: Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation for the fiscal year ended September 30, 1996, 1995 and 1994 earned or awarded to the Company's chief executive officer and other officers and directors whose total annual salary and bonus exceeded $100,000.



                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                           Annual Compensation              Awards           Payouts

(a)                (b)     (c)     (d)     (e)         (f)         (g)       (h))       (i)
                                           Other                                        All
Name and                                   Annual      Restrict    Option/   LTIP       Other
Principal                  ($)     ($)     Compen-     Stock       SAR's     Payouts    Compensa-
Position           Year    Salary  Bonus    sation($)  Awards($)   (#)        ($)       tion($)
Douglas P. Morris  1996    $ -0-   $ -0-    $ -0-      $ -0-       -0-       $25,000(1) $-0-
President          1995    $ -0-   $ -0-    $ -0-      $ -0-       -0-       $ -0-      $-0-
                   1994    $ -0-   $ -0-    $ -0-      $ -0-       -0-       $ -0-      $-0-

     (1) Mr. Morris was paid a fee of $25,000 as a management fee for services rendered in 1996.


     Subsequent to the time the Company completes an acquisition, it will enter into new employment arrangements with the individuals who are then officers and directors of the Company, the terms of which will be dictated by the nature of the acquisition made. If the Millennium Acquisition is effected, it is anticipated that the Company will pay its new president a salary of approximately $250,000. Officers and directors are reimbursed for actual out-of-pocket expenses incurred on behalf of the Company as approved by the Board of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock owned beneficially as of December 21, 1996 by (i) each director of the Company, (ii) all officers and directors as a group, and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's common stock.

      Name                        Amount
      and Address                 and Nature               Percent
      of Beneficial               of Beneficial            of Class
      Owner                       Ownership

Douglas P. Morris (1)(2)(3)         224,574                  19%
515 Red Cypress Road
Cary, IL 60013
    President/Director

Thomas Richmond (1) (2)(4)          30,678                    3%
27046 Mill Pond West
Capistrano Beach, CA 92624
  Vice President/Director

James Monroe (1)(2)(4)              30,678                    3%
1841 Schaeffer Road
Longrove, IL  60047
  Secretary/Treasurer/Director

Howard Talks( 1)(2)(5)              224,574                  19%
647 Island Drive
Palm Beach, FL 33480

All Officers and Directors          510,504                  44%
   as a Group (4 persons)
Total Shares Issued               1,160,458                 100%
   and Outstanding

     Except as described below, all shares are held beneficially and of record and each record stockholder has sole voting and investment power.

     (1) These individuals are the officers and directors of the Company and may be deemed "parents" or "promoters" of the Company as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

     (2) Does not include shares which may be issued to the company's officers and directors upon the exercise of issued and outstanding options.

     (3) These shares are owned of record by H&M Investment Capital, Inc. ("H & M") an affiliate of Douglas P. Morris. H&M also owns warrants to purchase 120,000 shares of the Company's Common Stock which were issued as part of the units sold in the Company's public offering. He also owns options to purchase 528,000 shares of the Company's Common Stock. Both the warrants and the options are exercisable at $1.25 per share. If the Millennium Acquisition is effected, the exercised price will be increased to $3.125 per share and the number of shares issuable upon exercise of warrants and options will be reduced pursuant to a reverse stock split. In addition, Mr. Morris has agreed to cancel one half of the 528,000 options if the Millennium Acquisition is completed.

     (4) Mr. Monroe and Mr. Richmond each own options to purchase 88,000 shares of the Company's Common Stock at $1.25 per share. These options shares will be reduced and the exercise price increased as the result of the reverse split as part of the Millennium Acquisition. In addition, Mr. Monroe and Mr. Richmond have agreed to cancel one half of the 88,000 options if the Millennium Acquisition is completed.

     (5) Mr. Talks and his wife, Carol Hall owned 172,574 of these shares as joint tenants with rights of survivorship. The remaining 52,000 shares are owned by Carol Hall. Mr. Talks and Carol Hall also own, as joint tenants with rights of survivorship, options to purchase 528,000 shares of the Company's Common Stock at $1.25 per share. If the Millennium Acquisition is completed, the number of shares which may be purchased under the option and the exercised price thereof, will be reduced as a result of the proposed reverse split. In addition, Mr. Talks has agreed to cancel one half of the 528,000 options if the Millennium Acquisition is completed.

     B.    Security Ownership of Management.  See Item 11(a) above.

     C. Changes in Control. The Company has entered into a Letter of Intent to acquire Millennium. If the Millennium Acquisition is effected, of which there can be no assurance, the all but one of the Company's current directors will resign, the current management of Millennium will be appointed as management of the Company, and the shareholders of Millennium will be issued shares of the Company's common stock in exchange for their shares of Millennium common stock. The number of shares of the Company's common stock to be issued to the shareholders of Millennium will result in the Millennium Shareholders becoming the controlling shareholders of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Issuance of Securities to Founders

     The Company's directors were the founders of the Company and in connection with the initial capitalization of the Company were issued the following securities:

                                                Purchase
            Name              Shares            Price

      Kenneth M. Rudolph      153,394           $5,000
      Thomas Richmond         153,394           $5,000
      James Monroe            153,395           $5,000

     In addition to the shares of stock issued to the founders of the Company, the Company granted each of its founders an option to purchase 440,000 shares of the Company's common stock at a price of $1.25 per share.

Management Sale of Securities

     On or about September 5, 1994, Kenneth M. Rudolph, James Monroe and Thomas Richmond, all of whom are officers and directors of the Company, sold a majority of their shares of the Company's common stock and options to Prime Ventures Ltd, a Florida general partnership. The number of shares and options sold by each were as follows:

                        Shares      Options     Shares      Options
Seller                  Sold        Sold        Retained    Retained

Kenneth M. Rudolph      122,716     352,000     30,679      88,000
James Monroe            122,716     352,000     30,678      88,000
Thomas Richmond         122,716     352,000     30,678      88,000

     The purchase price paid to each of Mr. Rudolph, Mr. Monroe and Mr. Richmond by Prime Ventures, Ltd. was $10,000. Prime Ventures, Ltd. subsequently assigned these shares and options to H&M Capital Investments, Inc., an affiliate of Douglas P. Morris, and to Howard Talks and Carol Hall, as joint tenants with rights of survivorship, who were the partners of Prime Ventures. (See "Item 11- Security Ownership of Certain Beneficial Owners and Management.")


                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits.

          3.1. Certificate  of  Incorporation  -  incorporated  by  reference to
               Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-45838-C).

          3.2. Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-45838-C).

     B. On September 19, 1996, the Company filed a Form 8-K to announce the execution of a Letter Intent with Millennium Memory, Inc. relating to the possible acquisition of Millennium by the Company.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: December 26, 1995            BEACON CAPITAL INVESTMENT, INC.


                                    By /s/ Douglas P. Morris
                                       Douglas P. Morris
                                       Principal Executive Officer
                                       Principal Financial Officer



     In accordance with the Securities Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

    Signature                     Title                              Date


/s/ Douglas P. Morris             President                  December 26, 1996
Douglas P. Morris                 and Director

/s/ Thomas Richmond               Vice President             December 26, 1996
Thomas Richmond                   and Director

/s/ James Monroe                  Secretary/Treasurer        December 26, 1996
James Monroe                      Director

/s/ Howard D. Talks               Director                   December 26, 1995
Howard D. Talks