Form 10QSB
period 1996-12-31
BEACON CAPITAL INVESTMENT INC
filed 1997-02-13
CIK 884321

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the Quarter Ended December 31, 1996

                        Commission File No. 33-45838-C


                          BEACON CAPITAL INVESTMENT, INC.
       (Exact name of Small Business Issuer as specified in its charter)

               Delaware                              93-1077034
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation of organization)               Identification Number)


                         330 E. Main Street, Suite 206
                             Barrington, IL 60010-3218
                   (Address of principal executive offices)

         Issuer's telephone no., including area code:  (847) 516-2900



        Former name, former address, and former fiscal year, if changed since last report.

       Common Stock outstanding at February 11, 1997 - 1,160,458 shares of $.001 par value Common Stock.


      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes  X   No      (2) Yes  X  No     .
       -----   -----        ----   -----

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                        BEACON CAPITAL INVESTMENT, INC.

                   For the Quarter ended December 31, 1996.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                  Form 10-QSB
Item 1.     Financial Statements                                             3

            Condensed Balance December 31, 1996                              3

            Condensed Statement of Operations--for the three months ended
            December 31, 1996 and December 31, 1995                          4

            Condensed Statement of Cash Flows--for the three months
            ended December 31, 1996 and December 31, 1995                    5

            Notes to Condensed Financial Statements                          6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        7

                         PART II - OTHER INFORMATION
                                                                         Page

Item 1.     Legal Proceedings                                              9

Item 2.     Changes in Securities                                          9

Item 3.     Defaults Upon Senior Securities                                9

Item 4.     Submission of Matters to a Vote of Securities Holders          9

Item 5.     Other Information                                              9

Item 6(a).  Exhibits                                                       9

Item 6(b).  Reports on Form 8-K                                            9

                     Beacon Capital Investment, Inc.
                        Balance Sheet (Unaudited)

                            December 31, 1996









      Assets

Current assets - cash                                       $    524,529
                                                            ------------

                                                            ------------
      Liabilities and Stockholders' Equity

Current liabilities                                         $      7,410

Stockholders' equity:
   Common stock - $.001 par value.  100,000,000
     shares authorized, 1,160,458 shares issued
     and outstanding                                               1,160
   Additional paid-in capital                                    581,015
   Retained deficit                                              (65,056)
                                                            ------------

         Total stockholders' equity                              517,119
                                                            ------------

                                                            $    524,529
                                                            ------------
















See accompanying notes to financial statements.

                     Beacon Capital Investment, Inc.
                   Statement of Operations (Unaudited)





                                                             Cumulative
                                       Three Months Ended     Amounts
                                          December 31,          From
                                        1996        1995     Inception
                                    ------------------------------------

Revenue - interest income           $      6,165    $  4,205   $  60,022

General and administrative expenses       21,045       7,751     125,008
                                    ------------------------------------

            Loss before income taxes     (14,880)     (3,546)    (64,986)

Provision for income taxes                     -           -         (70)
                                    ------------------------------------

                  Net loss          $    $14,880)   $ (3,546)  $ (65,056)

                                    ------------------------------------

Loss per share                      $       $.01)       (.00)       (.06)

                                    ------------------------------------

Weighted average shares                1,160,458   1,160,458   1,026,189
                                    ------------------------------------






















See accompany notes to financial statements.

                     Beacon Capital Investment, Inc.
                   Statement of Cash Flows (Unaudited)






                                                                                       Cumulative
                                                           Three Months Ended           Amounts
                                                             December 31,                 From
                                                             ------------------------
                                                               1996        1995        Inception
                                                             ------------------------------------

Cash flows from operating activities:
         Net loss                                             $ (14,880)  $ (3,546)    $(65,056)
         Adjustments to reconcile net loss
           to cash used in operating activities:
            Increase (decrease) in accounts
              payable                                             6,199     (3,075)       7,410
                                                             ------------------------------------

                  Net cash used in operating
                  activities                                     (8,681)    (6,621)     (57,646)
                                                             ------------------------------------

Cash flows from investing activities                              -           -           -
                                                             ------------------------------------

Cash flows from financing activities-
         proceeds from sale of stock                              -           -         582,175
                                                             ------------------------------------

         Increase (decrease) in cash                            (8,681)     (6,621)     524,529

Cash, beginning of period                                      533,210     563,803        -
                                                             ------------------------------------

Cash, end of period                                       $    524,529    $557,182     $524,529
                                                             ------------------------------------






See accompanying notes to financial statements.

                     Beacon Capital Investment, Inc.
                      Notes to Financial Statements




     (1)The unaudited financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1996 and the results of operations and cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the three months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

     (2)Loss  per  share  is  based  on  weighted   average   number  of  shares
outstanding.

                            PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Beacon Capital Investment, Inc. (the "Company") was formed November 13, 1991, for the purpose of investing in any and all types of assets, properties and businesses. The Company has entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby it has agreed with Millennium Memory, Inc., a California corporation ("Millennium"), to effect a merger (the "Merger") whereby a newly formed subsidiary of the Company, Beacon Merger Sub, Inc. ("Merger Sub") which has been formed under the laws of the State of California, will merge into Millennium and all of the shares of common stock of Millennium will, as a result of the Merger, be converted into shares of the Company.

      The Boards of Directors of the Company, Merger Sub and Millennium have approved the Merger Agreement which provides that (i) Merger Sub will merge into Millennium and Millennium will be the survivor of such Merger; (2) each share of common stock of Millennium ("Millennium Shares") will be converted into one share of common stock of the Company ("Beacon Shares"); (3) each option to purchase one Millennium share will be converted into an option to purchase one Beacon Share; (4) all 100 shares of Merger Sub issued and outstanding will, on the effective date of the Merger, be converted into 100 shares of Millennium; and (5) Millennium will, after the Effective Time, be a wholly-owned subsidiary of the Company.
      Immediately prior to the Merger, the Company will, subject to obtaining approval of the Merger and related transaction from its shareholders, (1) change its domicile from the State of Delaware to the State of Nevada; and (2) change its name to Millennium Holdings, Inc. Such change of domicile and change of name will be effected through a reincorporation merger (the "Reincorporation Merger"). To effect the Reincorporation Merger, the Company has formed, as a wholly-owned subsidiary, a Nevada corporation under the name of Millennium Holdings, Inc. Subject to approval by its shareholders, the Company will merge into such wholly-owned subsidiary and such wholly-owned subsidiary will be the surviving corporation of the Reincorporation Merger. (The Nevada corporation is sometimes hereafter referred to as "Beacon-Nevada").

      Upon consummation of the Merger with Millennium (the Company which will then be Beacon-Nevada) will be a holding company owning 100% of the outstanding stock of

Millennium. All of the former shareholders of Millennium will become shareholders of the Company as a result of the Merger.

      It is the intent of the parties that the Merger will qualify as a tax-free reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended, and will report the Merger accordingly for federal, state and local income tax purposes. No Person has obtained a revenue ruling from the Internal Revenue Service as to the tax consequences and effect of the Merger

      The obligation of Millennium and the Company to consummate the Merger is subject to the fulfillment by the Company and Millennium of various conditions including a 1-for- 2.5 reverse split of the Company's issued and outstanding shares of common stock.

      If the Merger is completed, the financial condition and results of operations of the Company after the Merger will be significantly different than the financial condition and results of the Company prior to Merger due to the operations of Millennium which will be consolidated with the operations of the Company.

Liquidity and Capital Resources

      As of December 31, 1996, the Company had total assets of $524,524 and liabilities of $7,410. This compares to total assets of $532,210 and total liabilities of $1,211 at the year ended September 30, 1996. At December 31, 1996, the Company's assets consisted of cash representing the remaining net proceeds of the Company's public offering.

      If the Millennium Memory transaction is closed, the assets and liabilities of the Company will be significantly different than the Company's historical asset and liability position.

Results of Operations

      The Company has not commenced any active business operations. The Company had revenues of $6,165 for the three months ended December 31, 1996 compared with revenues of $4,205 for the three months ended December 31, 1995. All revenue received by the Company since its inception has been interest income accruing on the Company's bank accounts.

     The Company had total expenses of $21,045 for the three months ended December 31, 1996 compared with expenses of $7,751 for the three months ended December 31, 1995. The significant increase in expenses was the result of professional and travel fees relating to the Merger.

      If the Merger is completed, the Company's results of operations for future reporting periods will be significant then the Company's historical results of operations due to a change of business operations.

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


Dated: February 11, 1997                  BEACON CAPITAL INVESTMENT,
                                          INC.


                                          By /s/ Douglas P. Morris, President

                                                Douglas P. Morris
                                                President
                                                Principal Executive Officer
                                                Principal Financial Officer