Form 10-Q
period 1997-03-31
MILLENIUM ELECTRONICS INC
filed 1997-05-14
CIK 884321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
        ____________


                      Commission file number: 33-45838-C


                         MILLENNIUM ELECTRONICS, INC.
            (Exact name of Registrant as specified in its charter)

           Nevada                                      33-0750730
 (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

31462 South Coast Highway, Suite 100
Laguna Beach, California                                  92677
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (714) 499-0877

                        Beacon Capital Investment, Inc.
                        330 East Main Street, Suite 206
                          Barrington, Illinois 60010
                      Former Fiscal Year End September 30
                    (Former name, address and fiscal year)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes ..X..   No .....


At April 30, 1997, there were 7,243,051 shares of the Registrant's $.001 Par Value Common Stock outstanding.

                              INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION                                 Page No.
                                                                  --------
Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets                    3

            Consolidated Condensed Statements of Income              4

            Consolidated Condensed Statements of Cash Flows          5

            Notes to Consolidated Condensed Financial Statements     6-8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9-20


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                        21

Item 2.     Changes in Securities                                    21-23

Item 3.     Defaults Upon Senior Securities                          23

Item 4.     Submission of Matters to a Vote of Security Holders      23-24

Item 5.     Other Information                                        24

Item 6.     Exhibits and Reports on Form 8-K                         24-25

SIGNATURES                                                           26

EXHIBIT INDEX                                                        27

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                MILLENNIUM ELECTRONICS, INC. AND ITS SUBSIDIARY

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                3/31/97         12/31/96
                                                -------         --------
                                              (Unaudited)      (Audited)
Current assets
  Cash & Cash Equivalents                    $     75,898    $          0
  Accounts receivable, net of an allowance
    for doubtful accounts                       7,283,483       6,193,241
  Escrow Receivable                             2,983,997               0
  Inventories, net of reserve                     623,038         663,882
  Prepaid expenses                                 54,353          33,346
  Deferred income taxes                            95,200               0
                                             ------------    ------------
    Total current assets                       11,115,969       6,890,469
Furniture and equipment                            61,009          55,608
Other assets                                       48,576         208,539
                                             ------------    ------------
        Total assets                         $ 11,225,554       7,154,616
                                             ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Book overdraft                             $          0    $    191,742
  Lines of credit                               6,275,237       5,232,754
  Accounts payable and accrued liabilities      1,307,663         750,053
                                             ------------    ------------
      Total current liabilities                 7,582,900       6,174,549

Long Term Liabilities
  Deferred income taxes                             9,600               0
  Other Long Term Debt                             16,329               0
                                             ------------    ------------
      Total Long Term Debt                         25,929               0

Subordinated debt  - stockholder                  305,968         298,811

Stockholders' equity
  Common stock, par value .001:
    17,000,000 shares authorized, 7,243,051
    (March 31) and 5,203,868 (December 31)
    shares issued and outstanding                   7,243          43,400
  Receivable from stockholder                    (150,000)       (151,339)
  Additional Paid Capital                       3,453,514               0
  Retained earnings                                     0         789,195
                                             ------------    ------------
     Total stockholders' equity                 3,310,757         681,256
                                             ------------    ------------
       Total liabilities and
         stockholders' equity                $ 11,225,554    $  7,154,616
                                             ============    ============
See the accompanying notes to these consolidated condensed financial statements

                MILLENNIUM ELECTRONICS, INC. AND ITS SUBSIDIARY

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     For the Three Months Ended March 31,



                                                  3/31/97         3/31/96
                                                  -------         -------
                                                (Unaudited)     (Unaudited)

Net sales                                      $ 12,577,744    $  5,947,898

Cost of sales                                    11,373,611       5,205,850
                                               ------------    ------------

Gross profit                                      1,204,133         742,048

Selling, general and administrative expenses        827,934         465,901
                                               ------------    ------------

Income from operations                              376,199         276,147

Other income (expense)
   Other income                                      18,771           2,555
   Other expense                                   (151,233)        (70,789)
                                               ------------    ------------

Income before provision for income taxes            243,737         207,913

Provision for income taxes
   Current                                            4,656           2,800
   Deferred                                         (85,600)              0
                                               ------------    ------------

Net income                                     $    324,681    $    205,113
                                               ============    ============

Net income per share                           $        .06    $        .04
                                               ============    ============

Weighted average shares outstanding               5,226,518       5,203,868
                                               ============    ============


 See the accompanying notes to these consolidated condensed financial statements

                MILLENNIUM ELECTRONICS, INC. AND ITS SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     For the Three Months Ended March 31,

                                                    3/31/97       3/31/96
                                                    -------       -------
                                                 (Unaudited)    (Unaudited)
Cash flows from operating activities
  Net income                                    $   324,681    $   205,113
  Adjustments to reconcile net income
    to net cash used in operating activities
  Deferred income taxes                             (85,600)             0
  Depreciation and amortization                       4,451          2,816
  Issuance of common stock for services                             38,400

  (Increase) decrease in
     Accounts receivable                         (1,090,242)      (473,246)
     Inventories                                     40,844       (483,938)
     Prepaid expenses                               (21,007)       (22,376)
     Other assets                                    12,983         (6,761)
  Increase (decrease) in
     Accounts payable and accrued liabilities       432,013        431,287
                                                -----------    -----------

        Net cash used in operating activities      (381,877)      (308,705)
                                                -----------    -----------
Cash flows from investing activities
  Acquisition of Beacon, net of cash acquired       513,534              0
  Acquisition of furniture and equipment             (9,852)        (7,225)
  Issuance of note receivable to stockholder          1,339        (40,500)
                                                -----------    -----------
     Net cash provided by (used in) investing
       activities                                   505,021        (47,725)
                                                -----------    -----------
Cash flows from financing activities
  Net proceeds from line of credit facility       1,042,484        305,782
  Increase (decrease) in book overdraft            (191,742)        43,172
  Distributions to stockholders                    (533,257)
  Offering costs and commissions                   (388,217)
  Proceeds from stockholder loan                     23,486          7,476
                                                -----------    -----------
     Net cash provided by (used in)
       financing activities                         (47,246)       356,430

         Net change                                  75,898           --

Cash at beginning of period                            --             --
                                                -----------    -----------

Cash at end of period                           $    75,898    $      --
                                                ===========    ===========

 See the accompanying notes to these consolidated condensed financial statements

                         MILLENNIUM ELECTRONICS, INC.
                              AND ITS SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Organization and Operations
---------------------------

           Millennium Electronics, Inc., a Nevada corporation (the "Registrant"), is the successor by merger to Beacon Capital Investment, Inc., a Delaware corporation ("Beacon"), effective March 31, 1997. The exchange rate in the reincorporation merger was two and one-half shares of Beacon for one share of the Registrant. In a substantially concurrent reverse triangular merger, Millennium Memory, Inc., a California corporation ("MMI"), became a wholly-owned subsidiary of the Registrant. The Registrant issued 6,779,768 shares of its common stock in a one-for-one exchange for all of the issued and outstanding common stock of MMI. The original name of Registrant in Nevada was "Millennium Holdings, Inc." which was changed upon the mergers to "Millennium Computer, Inc." and to "Millennium Electronics, Inc." on April 9, 1997. The transaction coincided with the closing of a private placement of 1.5 million shares of MMI for gross proceeds of $3.0 million.

           Prior to the mergers, Beacon had no business activity. The Registrant and MMI (referred to collectively herein as the "Company") continue MMI's business of manufacturing, through subcontractors, and distributing Dynamic Random Access Memory ("DRAM") memory upgrade components for personal computers ("PC's"), laptop and notebook computers, file servers and printers to retailers, resellers, value added resellers ("VARs"), value added distributors ("VADs"), original equipment manufacturers ("OEMs"), aggregators and national or regional distributors.

           For accounting purposes, the acquisition by merger was treated as a recapitalization of MMI (reverse acquisition). MMI is presented as the continuing entity and the historical financial statements are those of MMI. Historical stockholders' equity of MMI prior to the merger was retroactively restated for the equivalent number of shares received in the merger, after giving effect to the reverse stock split. Due to Beacon's lack of business activity prior to the merger, no goodwill is being recorded.

Summary of Significant Accounting Policies
------------------------------------------

           Principles of Consolidation
           ---------------------------

           The accompanying consolidated financial statements include the accounts of the Company after the elimination of all material intercompany accounts and transactions.

           Interim Financial Information
           -----------------------------

           The consolidated interim financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

           The consolidated interim financial statements reflect all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997, or any other future periods.

           Revenue Recognition
           -------------------

           The Company recognizes revenue from product sales at the time of shipment net of expected returns. The Company has established programs, under specified conditions, that enable its customers to return product.

           Inventories
           -----------

           Inventories, which are primarily memory chips, are stated at the lower of cost (weighted average method) or market.

Lines of Credit
---------------

           As of March 31, 1997, the Company had a $7,000,000 line of credit (accounts receivable credit line) expiring September 30, 1998. On the expiration date, the line shall automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or bank on the anniversary date. The line bears interest at prime plus 3% per annum. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined accounts receivable. Also, the line is collateralized by substantially all assets of the Company and guaranteed by the Registrant's majority stockholder. The debt agreement contains certain restrictions as to adequate insurance and Company advances and loans, and limits distributions to stockholders. In addition, the Company is required to make a credit facility fee payment of $3,500 per quarter in advance; and a $50,000 loan fee is payable on the earlier of the third anniversary date (September 1998) or the date the loan agreement is terminated or terminates by its terms. The $50,000 loan fee is being accrued annually over the term of the loan.

           As of March 31, 1997, the Company had an additional $500,000 line of credit (inventory credit line). The Company borrowed an initial amount of $150,000 against this line in January 1997 which was repaid in early April 1997. Any additional advances are repaid by applying 25% of each advance from the accounts receivable credit line. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined inventory. This line of credit's remaining terms are identical to the accounts receivable credit line.

           The outstanding balances under the accounts receivable and inventory lines of credit agreements at March 31, 1997 were $6,125,237 and $150,000, respectively, for an aggregate amount of $6,275,237.

Related Party Transactions
--------------------------

           The Company pays, on behalf of the majority stockholder of the Registrant, monthly lease payments of approximately $2,160 for two vehicles.

           As of March 31, 1997, $150,000 of the receivable from a stockholder was offset against stockholders' equity. This note receivable was paid off by the stockholder early April 1997.

           At March 31, 1997, the Company had subordinated debt due to its majority stockholder in the amount of $305,968. The amount was repaid to the stockholder early April 1997.

           As of March 31, 1997, the Company had commissions payable of $88,000 to a stockholder of the Registrant. The Company paid the stockholder approximately $136,000 of commissions for the year ended December 31, 1996. The $88,000 was paid to the stockholder in early April 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

           This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements of the Company included in this Form 10-Q.


Forward Looking Statements
--------------------------

           The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information see "Factors That May Affect Future Results" herein.

Background
----------

           The Company manufactures, through subcontractors, and distributes DRAM memory upgrade components for PC's, laptop and notebook computers, file servers and printers to retailers, resellers, VARs, VADs, OEMs, aggregators and national or regional distributors. In addition, the Company is also selling computer systems which are purchased on a pre-sold basis and are primarily sold to the Company's largest customer as part of servicing this customer.

           MMI effectively commenced operations in April of 1995 focusing on the manufacture, through subcontractors, and sale of standard memory modules to retailers, resellers, VARs, VADs, OEM's, aggregators, and national and regional distributors. Standard memory modules implement industry standard specifications and are designed to be incorporated into a wide variety of electronic equipment. The Company's net sales and gross profits have increased substantially over the last two years.

           The demand for memory upgrades in digital electronic systems has grown dramatically over the last several years. The factors which have contributed to the increasing demand for memory devices include the expanding unit sales of personal computers in the business and consumer market segments; the proliferation of increasingly complex personal computer software; and the increasing performance requirements of workstations, servers and networking and telecommunications equipment.

           The Company purchases memory chips in the domestic spot market and from overseas trading companies which have direct allocations from chip manufacturers. The Company also purchases directly from chip manufacturers. Once memory chips have been purchased, the Company sends the chips to a subcontractor which builds and tests the finished goods memory product. After it receives the assembled memory boards from the subcontractor, the Company retests the boards and adds a unique Company warranty label to each product. For the most part, memory inventory purchased by the Company is sold before the chips are purchased and assembled into memory boards.

           In 1996 and in the three-month period ended March 31, 1997, the Company's top ten customers accounted for approximately 80% and 84%, respectively, of the Company's net sales. While the Company expects to continue to be dependent upon these customers for a significant percentage of its net sales, the composition of the Company's top ten customers may change in the future. The Company has added a number of new customers in recent months, and its strategy is to increase its sales to both existing and new customers. However, the percentage of the Company's net sales represented by the Company's largest customer is continuing to grow. International sales by the Company were minimal in both periods.

Income as a Percentage of Net Sales
-----------------------------------

           The following table sets forth certain condensed statements of income data of the Company expressed as a percentage of net sales (unaudited):

                                                                Three months
                                                                   Ended
                                                                  March 31,
                                                               1997      1996
                                                               ----      ----
Net sales ................................................    100.0%    100.0%
Cost of sales ............................................     90.4      87.5
Gross Profit .............................................      9.6      12.5
Sales, general & administrative ..........................      6.6       7.2
Income from operations ...................................      3.0       5.3
Other income (expense), net ..............................     (1.1)     (1.2)
Income before provision for income taxes .................      1.9       4.1
Provision for income taxes ...............................      (.7)       .0
Net income ...............................................      2.6       4.1

Net Sales
---------

           Net sales consist of sales of memory modules and PC cards less returns and discounts.

           Net sales increased approximately 111% from approximately $5,948,000 in the three-month period ended March 31, 1996 to approximately $12,578,000 in the three-month period ended March 31, 1997. The increase was primarily due to an increase in sales of memory products to both existing and new customers. The Company's sales of PC cards to both new and existing customers also increased significantly from period to period. The Company is also expanding its product line to include sales of complete computer systems.

Gross Profit
------------

           Cost of sales includes the costs of memory chips and other components and materials purchased by the Company for its products, as well as subcontractor charges and overhead costs associated with testing.

           Gross profit increased approximately 62% from approximately $742,000 in the three-month period ended March 31, 1996 to approximately $1,204,000 in the three-month period ended March 31, 1997. Gross margin decreased from 12.5% in the three-month period ended March 31, 1996 to 9.6% in the three-month period ended March 31, 1997. This decrease in gross margin was principally due to higher pricing from suppliers and subcontractors that the Company has been unable to pass on to its customers.

Sales, General and Administrative
---------------------------------

           Sales, general and administrative costs include all personnel costs, including salaries, commissions, performance-based bonuses and employee benefits, the costs of advertising, promotions and trade shows, and rental costs and other support costs, including utilities, insurance and professional fees.

           Sales, general and administrative expenses increased approximately 78% from approximately $466,000 in the three-month period ended March 31, 1996 to approximately $828,000 in the three-month period ended March 31, 1997. As a percentage of net sales, general and administrative expenses decreased from 7.8% in the three-month period ended March 31, 1996 to 6.6% in the three-month period ended March 31, 1997. Such decreases were due to the growth in net sales combined with the Company's positive efforts to control costs. The Company expects general and administrative expenses to increase significantly in absolute dollars in future periods as the Company continues to grow. The Company also expects to incur additional administrative and other costs associated with being a public company.

Other Income (Expense), Net
---------------------------

           Other income (expense), net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its lines of credit. The Company's use of its principal line of credit increased in the three-month period ended March 31, 1997 from the corresponding period in the prior year. That increase was used to fund increased inventory and receivables as a result of increased sales. The Company expects that its utilization of its principal line of credit will increase as its sales increase. Accordingly, the Company expects interest expenses to increase in the future.

Provision for Income Taxes
--------------------------

           Provision for income taxes has been minimal because MMI was an "S" corporation. Beginning after March 31, 1997, the Company will begin to file consolidated returns which include MMI as a "C" corporation. Had MMI been taxed as a "C" corporation for the three-months ended March 31, 1996, the provision for income taxes would have been $83,200. For the three months ended March 31, 1997, the provision for income taxes would have been $97,500. The effective tax rate for each of those periods would have been 40%. The Company does not expect the Company's effective tax rate to vary significantly from such rates. As a result of the Company changing its tax status from an "S" corporation to a "C" corporation, the Company recorded a tax benefit of $85,600 resulting from the establishment of a net deferred tax asset at March 31, 1997.

Liquidity and Capital Resources
-------------------------------

           Since its inception, the Company has used funds generated primarily from operations and certain borrowings to support its operations, acquire capital equipment and finance inventory and accounts receivable. In the three-month periods ended March 31, 1996 and March 31, 1997, the Company had cash deficits in operating activities of approximately $309,000 and $382,000, respectively. The Company primarily funded the operating deficits from amounts borrowed under the existing lines of credit. At March 31, 1997, the Company had a cash balance of approximately $76,000 and approximately $875,000 available under its principal line of credit. Its working capital was approximately $3,533,000. The increase in working capital is primarily due to the escrow receivable (proceeds from the private placement offering) in the amount of approximately $2,984,000.

           The Company has a revolving line of credit of $7,000,000 which is secured by substantially all of the Company's assets and which expires on September 30, 1998. On the expiration date the line will automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or the bank on the anniversary date. Amounts available for borrowing under the Company's existing line of credit are limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of inventory and accounts receivable. At March 31, 1997, the Company had approximately $6,275,000 outstanding and $875,000 was available for borrowing under its principal line of credit. Financial covenants set forth in the Company's line of credit agreement prohibit the Company from paying dividends in excess of 40% of the Company's after tax earnings and where the payment of such dividends would reduce the Company's net worth below certain levels. The line of credit is personally guaranteed by the Registrant's principal stockholder.

           Capital expenditures totaled approximately $7,200 and $9,900 in the three-month periods ended March 31, 1996 and 1997, respectively. Such expenditures were primarily for office and test equipment. The Company intends to spend approximately $65,000 on similar capital expenditures in the remaining quarters of 1997.

           From time to time, the Company evaluates acquisitions of businesses, products or technologies that complement the business of the Company. The Company has no present understandings, commitments or agreements with respect to any material acquisitions of other businesses, products or technologies. Any such transactions, if consummated, may use a portion of working capital or require the issuance of equity.

           The Company believes that the net proceeds from the private placement offering, together with existing funds, anticipated cash flow from operations and amounts available under its existing lines of credit will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months.

Factors That May Affect Future Results
--------------------------------------

           The Company's business, financial condition and results of operations could be impacted by a number of factors including without limitation the factors discussed below.

           Significant Customer Concentration
           ----------------------------------

           A single customer accounted for 12%, 50%, and 60% of the Company's total sales in 1995 and 1996, and in the three months ended March 31, 1997, respectively. At December 31, 1995 and 1996, and at March 31, 1997 the amounts due from this major customer amounted to approximately $890,000, $4,785,000, and $4,598,000, respectively. The Company's ten largest customers accounted for 25%, 80% and 84% of total sales in those periods. The Company expects to continue to be dependent upon those customers for a significant percentage of its total sales. However, there can be no assurance that such customers will continue to utilize the Company's products at current levels, if at all. The Company intends to use a portion of the proceeds of the private placement to expand its customer base. However, there can be no assurance that it will be successful in doing so. The loss of a major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's financial results will depend in significant part upon the success of its customers' products.

           The Company generally has no firm long-term volume commitments from its customers and generally enters into individual purchase orders with its customers. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the Company's business, financial condition and results of operations will depend in significant part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers' products and the general economy. The factors affecting any of the Company's major customers or their customers could have a material adverse effect on the Company's business, financial condition and results of operations.

           Intense Competition
           -------------------

           The memory module industry is intensely competitive. The memory module manufacturing market is comprised of a large number of competitive companies, several of which have achieved a substantial share of their respective markets. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the OEM memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Celestica (a division of IBM), Integrated Device Technology, Inc., Micron Electronics, Inc. (a subsidiary of Micron Technology Inc.), and Multichip Technology, Inc. (a division of Cypress Semiconductor Corporation). The Company also competes with independent memory module manufacturers, including PNY Electronics, Inc. In the computer systems reseller market for memory modules, the Company primarily competes with Kingston Technology, Inc., SMART Modular Technologies, Viking Technology, Inc. and Vision Tek. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, the Company competes and expects to continue to compete with certain of its suppliers. Those suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their integration. The Company also faces and may face competition from new and emerging companies that have recently entered or may in the future enter the markets which the Company serves. To be competitive, the Company must continue to produce products promptly, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margins, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

           Fluctuations in Operating Results
           ---------------------------------

           The Company's results of operations and gross margins have in the past fluctuated significantly and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may affect in the future the Company's results of operations include the inability to procure required components, adverse changes in the mix of products sold by the Company , fluctuating market demand for, and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, patterns of spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines, unexpected product returns, and cycles in the Company's targeted markets. Other factors which may affect the Company's results of operations in the future include the loss of a principal customer or the short term loss of a customer due to product inventory accumulation by the customer, the ability to volume produce products and meet customer requirements, the timing of expenditures in anticipation of increased sales, and regulatory changes.

           In addition, operating results in future periods may be impacted by general economic conditions and various competitive factors, including price-based competition and competition from other parties employing competing technologies. The Company's operating results could also be affected in any given period by business interruptions or costs associated with an earthquake, fire, theft or other similar events outside the control of the Company, which events may not be fully covered by applicable insurance coverages.

           The Company's gross margins have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, declines in selling prices, the level of manufacturing efficiencies achieved and pricing by competitors or suppliers. The selling prices of the Company's existing products have declined in the past and the Company expects that prices will decline in the future. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining selling prices may also have a material adverse effect on the Company's gross margins unless the Company is able to reduce its cost per unit to offset declines in selling prices. There can be no assurance that the Company will be able to increase units sales volumes, introduce and sell new products or reduce its cost per unit.

           The Company's results of operations may also be affected by inflation and the value of the United States dollar due to the fact that the Company purchases components from foreign suppliers. Fluctuations in the value of the United States dollar in relation to foreign currencies could increase the cost of certain components for the Company's products and could also make the price of the Company's products in foreign countries more expensive compared to the price of other companies' products denominated in other currencies.

           There can be no assurance that the Company will maintain its current level of net sales or rate of growth for any period in the future. Accordingly, there can be no assurance that the Company will be able to be profitable or that it will not sustain losses in future periods. The Company believes that period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors.

           Dependence on Limited Sources of Supply
           ---------------------------------------

           The Company depends on third party manufacturers to produce certain of the Company's memory module products. The electronics industry has experienced shortages in semiconductor memory devices, including DRAM. The Company generally has no written agreements with its suppliers. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments which could damage relationships with current or prospective customers, could increase prices and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will receive adequate supplies on a timely basis in the future despite the strong relationships with their current suppliers.

           Inventory Purchasing Policy
           ---------------------------

           The Company's current policy is to purchase 75% of its inventory only if it has been pre-sold; the balance is generally purchased at reduced prices in anticipation of future sales. Such purchases will expose the Company to the risk that it will not be able to use such components before they become obsolete and to adverse fluctuations in the price of such components and of the products the Company sells. Accordingly, there can be no assurance that the Company's purchasing policy will be profitable.

           Management of Growth; Expansion of Operations
           ---------------------------------------------

           The Company has significantly expanded its operations since its inception. Projected future growth will significantly increase the responsibility of existing management which may place a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage future growth will depend upon continued expansion of its accounting and other internal management systems, procedures and controls. There can be no assurance that significant problems in those areas will not occur. Any failure to expand those systems, procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

           In connection with the Company's recent growth, the Company's operating expenses have increased significantly and the Company anticipates that operating expenses will continue to increase significantly in the future. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, the Company's business, financial condition and results of operations would thereby be subject to material adverse effects. Certain customers have required and may continue to require accelerated delivery schedules which have placed and may continue to place an excessive burden on the Company's resources. In order to achieve anticipated sales levels and profitability, the Company will continue to be required to manage its assets and operations efficiently. In addition, should the Company expand geographically, it may experience certain inefficiencies from management of geographically dispersed facilities.

           Dependence on Semiconductor and Computer Industries
           ---------------------------------------------------

           The semiconductor industry has been characterized by cyclical market conditions. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. As a result of overproduction and lower than anticipated sales of Windows 95(R), in 1996 the price of DRAM declined by as much as 80% from the beginning of the year, resulting in much lower profit per memory unit. During 1996, there were significant declines in DRAM and SRAM semiconductor prices and declines in Flash semiconductor prices. These price declines as well as any future price declines could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy. From time to time, the computer industry, like the semiconductor industry, has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor or computer industries or particular segments within the semiconductor or computer industries, such as the market for memory products, could materially adversely affect the Company's sales and results of operations.

           Requirements for Response to Rapid Technological Change
           -------------------------------------------------------

           The semiconductor and computer industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to provide technologically advanced products, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

           Dependence on Key Personnel
           ---------------------------

           The Company's future operating results depend in significant part upon the continued contributions of its senior management and sales personnel, many of whom would be difficult to replace. Of such persons only the Company's Chief Executive Officer, Mr. Troy D. Barnes, and its Vice President of Capital Markets, Douglas P. Morris, have written employment agreements with the Company. The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing and quality assurance, engineering, marketing, and sales personnel. The Company is actively recruiting such personnel. However, competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in such positions, and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially adversely affect the Company's business, financial condition and results of operations.

           No Assurance of Product Quality, Performance and Reliability
           ------------------------------------------------------------

           The Company expects that its customers will continue to establish demanding specifications for quality, performance, reliability and delivery. In the past, the Company has not experienced significant quality problems, in part because the manufacturers of memory modules sold by the Company have accepted responsibility for any product returns. However, there can be no assurance that problems will not occur in the future with respect to the quality, performance, reliability and delivery of the Company's products. If such problems occur, the Company could experience increased costs, delays in or cancellations or reschedulings of orders or shipments, delays in collecting accounts receivable and increases in product returns and discounts, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

           Uncertainty Regarding Protection of Proprietary Rights
           ------------------------------------------------------

           The Company attempts to protect its intellectual property rights through trademarks, trade secrets and a variety of other measures including non-disclosure agreements. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations. The Company has filed applications with the United States Patent and Trademark Office for registration of the mark and logo "MILLENNIUM Memory, Inc." There is no assurance that registration of the mark and logo will be unopposed or granted even if not opposed. Indeed, the distinctive word "MILLENNIUM" is currently employed by several other companies involved in the manufacture and/or sale of computer products and some of those companies have obtained or applied for trademarks prior to the Company's application or first use of the name "MILLENNIUM." Such prior use and filing reduces further the likelihood that trademark registration will be issued to the Company.

           In the semiconductor and computer industries, it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. While there is currently no pending intellectual property litigation involving the Company, the Company may from time to time in the future be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by third parties. There can be no assurance that such third parties will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights owned by third parties. In addition, litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

           There can be no assurance that infringement, invalidity, right to use or ownership claims of third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

           Environmental Issues
           --------------------

           The Company's operations are not currently impacted significantly by federal, state, local and foreign environmental protection laws and regulations. However, changes in environmental laws and regulations and in the Company's business could subject the Company to significant compliance expenses, production suspensions or delay, restrictions on expansion, the acquisition of costly equipment or other liabilities.

Recently Issued Accounting Pronouncement
----------------------------------------

           The Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which is effective for financial statements issued for periods ending after December 31, 1997. SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. The Company has not yet determined the effect of adopting SFAS No. 128.

PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

           None.


Item 2.    Changes in Securities
           ---------------------

           The Registrant is the successor by merger to Beacon effective March 31, 1997. In a substantially concurrent reverse triangular merger, MMI became a wholly-owned subsidiary of the Registrant. The Registrant issued 6,779,768 shares of its $.001 Par value Common Stock ("Common Stock") in a one for one exchange for all of the issued and outstanding common stock of MMI. As part of the transaction, Beacon changed its name and state of incorporation to Nevada through a reincorporation merger into the Registrant. The exchange rate in the reincorporation merger was two and one-half for one. The mergers coincided with the closing of a private placement of 1.5 million shares of MMI for gross proceeds of $3.0 million. The Registrant is now in the process of furnishing notice to all of its stockholders to surrender the certificates evidencing shares of Beacon and MMI to the Registrant's transfer agent for cancellation and reissuance of certificates evidencing shares of Common Stock of the Registrant

           The Articles of Incorporation of the Registrant authorize $.001 Par Value Preferred Stock of the Registrant ("Preferred Stock"), no shares of which are currently issued or outstanding. Subject to the rights of holders of Preferred Stock, if any, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. The Registrant does not anticipate paying any cash dividends in the foreseeable future. Common Stock has no conversion or preemptive rights or other subscription rights. There are no sinking fund or redemption provisions applicable to Common Stock. The holders of Common Stock are entitled to one vote per share on all matters to voted upon by the stockholders. Subject to the rights of holders of Preferred Stock, if any, in the event of liquidation, dissolution or winding up of the Registrant, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities.

           The Board of Directors of the Registrant may designate and issue Preferred Stock in such series and with such preferences, privileges and powers as the Board of Directors may determine.

           On March 17, 1997, Common Stock Purchase Warrants to purchase 588,231 shares at $3.125 per share which were to expire on March 31, 1997 were extended to June 30, 1997.

           On April 1, 1997, 6,703,868 shares of Common Stock of the Registrant were issued to the former MMI shareholders as part of the merger in exchange for all of their shares of common stock of MMI. The MMI shares were valued at

$13,407,736 in the aggregate. The Registrant's shares of Common Stock were issued to the former MMI shareholders without registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the "Act"), upon issuance of a permit by the Department of Corporations of the State of California. Such the shares of Common Stock are "restricted securities" which may be transferred pursuant to Rule 145 under the Act. The Registrant's transfer agent has been instructed not to transfer until on or after October 1, 1997 on the Registrant's stock ledger 1,500,000 of such shares of Common Stock issued to former MMI shareholders who became shareholders of MMI immediately prior to the merger in the private placement at a gross aggregate offering price of $3,000,000. MMI's placement agent was paid commission of $300,000 in connection with the private placement, and on April 1, 1997 was issued 75,000 shares of Common Stock and warrants to purchase an additional 75,000 shares of Common Stock for $2.00 per share as an additional commission. The warrants are exercisable at any time prior to March 31, 2000. The shares and warrants were issued to MMI's placement agent under the exemption from registration provided by Section 4(2) of the Act in that they did not involve a public offering.

           On April 1, 1997, the former chief executive of Beacon, now a Vice President and Director of the Registrant, was granted an option to purchase 300,000 shares of Common Stock at an exercise price of $3.00 per share in consideration of consulting services. The option is exercisable at any time prior to March 31, 2002. The option was issued under the exemption from registration provided by Section 4(2) of the Act in that it did not involve a public offering.

           On April 1, 1997, warrants to purchase 20,000 shares of Common Stock were issued to a finder in connection with the merger at an exercise price of $3.125 per share. The warrants are exercisable at any time prior to April 30, 1999. The warrants were issued under the exemption from registration provided by
Section 4(2) of the Act in that they did not involve a public offering.

           On April 1, 1997, warrants to purchase 50,000 shares of Common Stock at an exercise price of $2.00 per share in favor of a creditor of MMI were converted in connection with the merger from warrants to purchase shares of common stock of MMI.

           The holders or their transferees of options or warrants to purchase approximately 553,000 shares of the Registrant's Common Stock are entitled, as of April 1, 1997, to certain rights with respect to the registration under the Act of such shares. Under the terms of a registration rights agreement between the Registrant and such holders, if the Registrant proposes to register any of its securities under the Act, either for its own account or the account of other security holders exercising registration rights, such holders are entitled to notice of such registration and are entitled to include shares of such common stock therein; provided, among other conditions, that the underwriters of any offering may limit the number of shares included in such registration. In addition, certain of the holders of such shares may require the Registrant on not more than one occasion to file a registration statement under the Act with respect to their shares of the Registrant's Common Stock and the Registrant would then be required to use its best efforts to effect such registration, subject to certain conditions and limitations. Holders may request or demand registration at any time after October 1, 1997. A copy of the Registration Rights Agreement is attached as an exhibit hereto.


Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None.


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           A special meeting of the stockholders of Beacon was held on March 31, 1997.

           The following directors elected at the meeting are all of the directors whose term of office as a director continued after the meeting:

                            FOR            AGAINST           ABSTAIN
                            ---            -------           -------
Troy D. Barnes            833,604             0                 0

Daniel H. Glick           833,604             0                 0

Douglas P. Morris         833,604             0                 0


           Proposal 1 was presented seeking stockholder approval of a one for two and one-half reverse stock split of Beacon's common stock. The reverse stock split was a condition to the merger with MMI. The vote on Proposal 1 was:

                            FOR            AGAINST           ABSTAIN
                            ---            -------           -------
                          833,604             0                 0


           Proposal 2 was presented seeking stockholder approval of reincorporation of Beacon in Nevada and a name change to "Millennium Holdings, Inc." by a merger into a wholly-owned subsidiary of Beacon formed in Nevada. The vote on Proposal 2 was:

                            FOR            AGAINST           ABSTAIN
                            ---            -------           -------
                          833,604             0                 0

           Proposal 3 was presented seeking approval of the merger with MMI whereby (i) a wholly-owned subsidiary of Beacon would merger into MMI with

MMI as the survivor, (ii) each share of MMI will be converted into one share of the Registrant, (iii) each option to purchase one share of MMI will be converted into an option to purchase one share of the Registrant, (iv) each share of Beacon's subsidiary will be converted into shares of MMI, and (v) after the merger effective date, MMI will be a wholly-owned subsidiary of the Registrant. Proposal 3 was subject to approval of Proposals 1 and 2. The vote on Proposal 3 was:

                            FOR            AGAINST           ABSTAIN
                            ---            -------           -------
                          833,604             0                 0


Item 5.    Other Information
           -----------------

           On May 2, 1997, the Registrant adopted a fiscal year ending December 31 which coincides with MMI's fiscal year end.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

   (a)     Exhibits
           --------

Exhibit No.             Description
-----------             -----------

   2 Agreement and Plan of Merger - incorporated by reference to Exhibit A to Report on Form 8-K filed with the SEC April 14, 1997 (SEC File No. 33-45838-C).

   3(i) Articles of Incorporation of the Registrant - incorporated by reference to Exhibit B to Report on Form 8-K filed with the SEC April 14, 1997 (SEC File No., 33-45838-C).

   3(ii) Bylaws of the Registrant - incorporated by reference to Exhibit C to Report on Form 8-K filed with the SEC April 14, 1997 (SEC File No. 33-45838-C).

   10 Registration Rights Agreement dated March 31, 1997 among Beacon Capital Investment, Inc. and Certain Option and Warrant Holders.

   27         Financial Data Schedule

    (b)    Reports on Form 8-K
           -------------------

           On March 28, 1997, Beacon filed with the SEC a Form 8-K dated March 17, 1997 to report that one-half of the Common Stock Purchase Warrants sold in Beacon's initial public offering expired.

           On April 14, 1997, the Registrant filed with the SEC a Form 8-K dated April 14, 1997 to report the transactions more fully described in Item 2 above.

           On April 18, 1997, Beacon filed with the SEC a Form 8-K/A dated March 31, 1997 to report that Common Stock Purchase Warrants sold in Beacon's initial public offering which were to expire on March 31, 1997 were extended to June 30, 1997.

                                  SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:  May 13, 1997                 MILLENNIUM ELECTRONICS, INC.


                                    By:  /s/ Troy D. Barnes
                                        ------------------------------------
                                         Troy D. Barnes
                                         President, Chief Executive Officer
                                         and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                             Page
-------                                                             ----

Agreement and Plan of Merger - incorporated by reference to Exhibit A to Report on Form 8-K filed with the SEC April 14,
1997 (SEC File No. 33-45838-C).

Articles of Incorporation of the Registrant - incorporated by reference to Exhibit B to Report on Form 8-K filed with the SEC April 14, 1997 (SEC File No., 33-45838-C).

Bylaws of the Registrant - incorporated by reference to Exhibit C to Report on Form 8-K filed with the SEC April 14,
1997 (SEC File No. 33-45838-C).

Registration Rights Agreement dated March 31, 1997 among
Beacon Capital Investment, Inc. and Certain Option and
Warrant Holders (EXHIBIT NO. 10).                                   28

Financial Data Schedule (EXHIBIT NO. 27)                            47

                                                          EXHIBIT NO. 10
                        REGISTRATION RIGHTS AGREEMENT
                        -----------------------------

      This Registration Rights Agreement (this "Agreement") is entered into as of March 31, 1997 by and among Beacon Capital Investment, Inc., a Delaware corporation (the "Company"), and the individuals and companies listed on Exhibit A hereto (the "Holders").


                                 BACKGROUND
                                 ----------

      A. The Company and certain of its shareholders and Millennium Memory, Inc., a California corporation ("Millennium"), and certain of its shareholders are parties to that certain Agreement and Plan of Merger dated as of December 31, 1996 (the "Merger Agreement").

      B. Pursuant to the Merger Agreement, Millennium's shareholders will acquire shares of the Company's Common Stock, many of which will be freely tradable shortly following the effective date (the "Effective Date") of the Merger under Rule 145 of the Securities and Exchange Commission (the "SEC"). Much of the Company's outstanding Common Stock is also freely tradable.

      C. The Holders own or will be issued in connection with the Merger options or warrants to purchase shares of the Company's Common Stock (as more fully described in Exhibit A hereto (the "Shares")). Those options and warrants and the underlying shares have been or will be issued without registration under the 1933 Act (as defined below) and, therefore, the resale thereof by the Holders of any Shares will be subject to restrictions under the 1933 Act.

      D. The Company has previously granted or agreed to grant to certain of the Holders the right to have the Company register the Shares underlying their options and warrants for sale under the 1933 Act. Moreover, the obligations of the parties under the Merger Agreement is subject to the condition that the Company and the Holders enter into this Agreement prior to the Effective Date to provide for registration rights with respect to the Shares in accordance with the terms and conditions set forth in this Agreement.

                                  AGREEMENT
                                  ---------

      In consideration of the mutual covenants and agreements set forth herein, and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.    DEFINITIONS.

      1.1 DEFINITIONS. For purposes of this Agreement, the following terms shall have the meanings specified with respect thereto below:

            "COMMISSION" shall mean the Securities and Exchange
      Commission or any other federal agency at the time administering the 1933 Act.

            "COMMON STOCK" shall mean the common stock, par value $0.01, of the Company.

            "COMPANY" shall have the meaning set forth in the preamble of this Agreement.

            "DEMAND REGISTRATION" shall have the meaning specified in
      SECTION 2.1.

            "HOLDER" shall mean those parties listed on Exhibit A hereto.

            "1933 ACT" shall mean the Securities Act of 1933, as amended, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

            "1934 ACT" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

            "OTHER HOLDER NOTICE" shall have the meaning specified in
      SECTION 2.1.

            "OTHER SHAREHOLDERS WITH REGISTRATION RIGHTS" shall mean any shareholders of the Company other than Holders of Registrable Securities who have registration rights which have been granted by the Company in compliance with SECTION 6.1 hereof.

            "PIGGY-BACK REGISTRATION" shall have the meaning specified in
      SECTION 2.2.

            "REGISTRABLE SECURITIES" shall mean, collectively, the Shares and any securities issued or issuable upon any stock dividend, stock split, recapitalization, merger, consolidation or similar event with respect to the Shares. As to any particular
      Registrable Securities, such securities shall cease to be Registrable Securities when (i) a registration statement covering such securities shall have become effective under the 1933 Act and such securities shall have been disposed of in accordance with such registration statement, (ii) such securities shall have been distributed to the public pursuant to Rule 144, Rule 144A or Rule 145 (or any successor provisions) under the 1933 Act,
      (iii) the Holder of such securities, together with all other persons with whom such Holder would be required to aggregate sales under Rule 144 (or any successor provision) holds less than 4% of the outstanding shares of Common Stock of the Company and is free to sell such securities without volume limitation under Rule 144(k) (or any successor provision), or (iv) such securities shall have ceased to be outstanding.

            "SELLING HOLDER" shall mean a Holder who is selling
      Registrable Securities pursuant to a registration statement under the 1933 Act.

            "SHARES" shall have the meaning set forth in the recitals of this Agreement.

            "UNDERWRITER" shall mean a securities dealer who purchases any Registrable Securities as principal in an underwritten offering and not as part of such dealer's market-making activities.

2.    REGISTRATION RIGHTS.

      2.1  DEMAND REGISTRATION.

          (a) REQUEST FOR REGISTRATION. At any time and from time to time on or after the second anniversary of the date of this Agreement, any Holder or Holders owning, individually or in the aggregate, Registrable Securities representing not less than 50% of the outstanding Shares may make a written request for registration under the 1933 Act of all or part of its or their Registrable Securities (a "Demand Registration"), subject to the provisions of SECTION 2.1(f) pursuant to which the Company has a one-time right to convert such Demand Registration into a Piggy-Back Registration; PROVIDED, HOWEVER, that no request for a Demand Registration may be made within 180 days of the date on which the Company has closed an underwritten public offering of Common Stock. The Company shall only be obligated to effect one Demand Registration under this SECTION 2.1. Such request for a Demand Registration must specify the number of shares of Registrable Securities proposed to be sold and must also specify the intended method of disposition thereof. The Company shall give written notice of such registration request within 10 days after the receipt thereof to all other Holders of Registrable Securities, if any. Within 10 days after receipt of such notice by any Holder of Registrable Securities, such Holder may request in writing that all or any of such Holder's Registrable Securities be included in such registration and the Company shall, subject to the cut-back provisions of
SECTION 2.1(d), include in the Demand Registration the Registrable Securities of any such Holder requested to be so included. Each such request by such other Holders (each, an "Other Holder Notice") shall specify the number of shares of Registrable Securities proposed to be sold and the intended method of disposition thereof.

          (b) EFFECTIVE REGISTRATION. A registration will not count as a Demand Registration until it has become effective and has remained effective until all the securities covered by such registration statement have been sold or withdrawn (which period shall not exceed the period required to satisfy the prospectus delivery requirements of the federal securities laws, in the case of an underwritten offering, and nine months, in the case of any other offering).

          (c) UNDERWRITTEN OFFERING. If the Holder or Holders initiating a Demand Registration so elect, the offering of such Registrable Securities pursuant to such Demand Registration shall be in the form of an underwritten offering. The Holder or Holders par-ticipating in the Demand Registration shall select one or more firms of investment bankers, which investment bankers must be reasonably acceptable to the Company, to act as the managing Underwriter or Underwriters in connection with such offering and shall select any additional managers, which additional managers must also be reasonably acceptable to the Company, to be used in connection with the offering.

          (d) REDUCTION OF OFFERING. If the managing Underwriter or Underwriters for a Demand Registration that is to be an underwritten offering advises the Company and the Holder or Holders requesting the Demand Registration, in writing, that the dollar amount or number of shares of Registrable Securities and other shares of Common Stock or securities to be included in the offering exceeds the maximum dollar amount or number that can be sold in such offering without adversely affecting the proposed offering price, the timing, the distribution method or the probability of success of such offering (the "Maximum Number of Shares"), then the Company shall include in such registration: (i) first, the Registrable Securities as to which registration has been requested which can be sold without exceeding the Maximum Number of Shares (allocated, in the event two or more Holders of Registrable Securities have requested to have their Registrable Securities included in such offering, pro rata among such Holders, as nearly as practicable, on the basis of the number of shares of Registrable Securities requested by each such Holder to be included in such offering), (ii) second, to the extent the Maximum Number of Shares has not been reached under the foregoing clause (i), the shares of Common Stock or other securities that the Company proposes to sell which can be sold without exceeding the Maximum Number of Shares, and
(iii) third, to the extent the Maximum Number of Shares has not been reached under the foregoing clauses (i) and (ii), the shares of Common Stock or other securities requested to be included by Other Shareholders With Registration Rights which can be sold without exceeding the Maximum Number of Shares (allocated pro rata among such Other Shareholders With Registration Rights, as nearly as practicable, on the basis of the number of shares of Common Stock or other securities requested by Other Shareholders With Registration Rights to be included in such offering).

          (e) WITHDRAWAL. If any Holder of Registrable Securities requesting registration disapproves of the terms of any underwriting or is not entitled to include all of such Holder's Registrable Securities in any offering, it may elect to withdraw from such offering by giving written notice to the Company and the Underwriter of its request to withdraw prior to the effectiveness of the registration statement. If, by the withdrawal of such Registrable Securities, a greater number of shares of Registrable Securities, held by other Holders of Registrable Securities, may be included in such registration (up to the maximum of any limitation imposed by the Underwriter), then the Company shall offer to all Holders of Registrable Securities who have included Registrable Securities in the registration, the right to include additional shares of Registrable Securities in the same proportion used in determining the limitation imposed by the provisions of
SECTION 2.1(D). If all of the Holders of Registrable Securities which have requested to be included in a Demand Registration withdraw from any proposed offering and, as a result, the registration statement is withdrawn prior to being declared effective, such request shall either
(i) count as a Demand Registration provided for in SECTION 2.1, or
(ii) not count as a Demand Registration if the withdrawing Holders pay their pro rata share (based on the number of shares initially proposed to be included in such registration statement) of the expenses incurred by the Company in connection with such registration statement.

          (f) COMPANY RIGHT TO CONVERT DEMAND REGISTRATION INTO A PIGGY-BACK REGISTRATION ON COMPANY PUBLIC OFFERING. The provisions of this SECTION 2.1 notwithstanding, in the event of a request for a Demand Registration by Holders of Registrable Securities pursuant to
SECTION 2.1 hereof, the Company may, by giving written notice within 10 days after the receipt of such registration request to the Holder or Holders making such request, elect to effect an underwritten public offering of Common Stock for its own account rather than effect the requested Demand Registration, in which an event, the registration will be deemed to be a Piggy-Back Registration pursuant to SECTION 2.2 hereof and will not count as a Demand Registration; PROVIDED, HOWEVER, that the provisions of SECTION 2.2(b)(i) notwithstanding, as a condition precedent to such right to convert the Demand Registration into a Piggy-Back Registration, the Holders of Registrable Securities desiring to participate in such offering must be permitted to include Registrable Securities in such Piggy-Back Registration on a pro rata basis with the Company in an amount equal to not less than 25% of the total number of shares being registered (including the over-allotment option) and provided further, that in the event (i) the registration statement relating to such Piggy-Back Registration has not been filed with the Commission within the time period permitted for the filing of a registration statement relating to a Demand Registration for an initial public offering as set forth in SECTION 3.1(a), (ii) the registration statement filed by the Company is not declared effective within 90 days after filing, or (iii) the Holders of Registrable Securities are not permitted to include shares of Registrable Securities in such offering equal to not less than 25% of the total number of shares being registered, then, in any such case, the Holders of Registrable Securities shall have the right to proceed with the Demand Registration.

      2.2  PIGGY-BACK REGISTRATION.

          (a) PIGGY-BACK RIGHTS. If at any time the Company proposes to file a registration statement under the 1933 Act with respect to an offering of equity securities, or securities convertible or exchangeable into equity securities, by the Company for its own account or for the account of any Other Shareholders With Registration Rights, other than a registration statement (i) on Form S-4 or S-8 (or any substitute or successor form that may be adopted by the Commission),
(ii) filed in connection with any employee stock option or other benefit plan, (iii) for an exchange offer or offering of securities solely to the Company's existing shareholders, or (iv) for a dividend reinvestment plan, then the Company shall:

               (A) give written notice of such proposed filing to the Holders of Registrable Securities as soon as practicable but in no event less than 30 days before the anticipated filing date, which notice shall describe the amount and type of securities to be included in such offering, the intended method(s) of distribution, and the name of the proposed managing Underwriter or Underwriters, if any, of the offering; and

               (B) offer in such notice to the Holders of Registrable Securities the opportunity to register such number of shares of Registrable Securities as each such Holder may request in writing within 10 days following receipt of such notice (a "Piggy-Back Registration"). The Company shall cause such Registrable Securities to be included in such registration and shall use its best efforts to cause the managing Underwriter or Underwriters of a proposed underwritten offering to permit the Registrable Securities requested to be included in a Piggy-Back Registration to be included on the same terms and conditions as any similar securities of the Company and to permit the sale or other disposition of such Registrable Securities in accordance with the intended method of distribution thereof.

          (b)   REDUCTION OF OFFERING.  Except as otherwise provided in
SECTION 2.1(f), if the managing Underwriter or Underwriters for a Piggy-Back Registration that is to be an underwritten offering advises the Company and the Holders requesting inclusion in the Piggy-Back Registration, in writing, that the dollar amount or number of shares of Registrable Securities and other shares of Common Stock or securities to be included in the offering exceeds the Maximum Number of Shares, then the Company shall include in such registration: (i) first, the shares of Common Stock or other securities that the Company proposes to sell which can be sold without exceeding the Maximum Number of Shares;
(ii) second, to the extent the Maximum Number of Shares has not been reached under the foregoing clause (i), the Registrable Securities as to which registration has been requested by the Holders of Registrable Securities which can be sold without exceeding the Maximum Number of Shares (allocated pro rata among such Holders of Registrable
Securities, as nearly as practicable, on the basis of the number of shares of Registrable Securities requested to be included in such offering by the Holders of Registrable Securities); PROVIDED, HOWEVER, that in the event Troy D. Barnes requests to include shares of Common Stock in such registration and the Underwriter determines that the inclusion of shares of Common Stock by Troy D. Barnes will not adversely affect the proposed offering price, the timing, the distribution method or the probability of success of such offering, then Mr. Barnes shall also be permitted to sell shares of Common Stock, pro rata. with the Holders of Registrable Securities, as nearly as practicable, on the basis of the number of shares which each desires to include in such registration, pursuant to this clause (ii), and (iii) third, to the extent the Maximum Number of Shares has not been reached under the foregoing clauses (i) and (ii), the shares of Common Stock or other securities requested to be included in such registration by Other Shareholders With Registration Rights which can be sold without exceeding the Maximum Number of Shares (allocated pro rata among Other Shareholders With Registration Rights, as nearly as practicable, on the basis of the number of shares of Common Stock or other securities requested to be included in such offering by such Other Shareholders With Registration Rights).

          (c) WITHDRAWAL. Any Holder may elect to withdraw its request for inclusion of its Registrable Securities in any Piggy-Back Registration by giving written notice to the Company of its request to withdraw prior to the effectiveness of the registration statement. The Company may also elect to withdraw a Piggy-Back Registration at any time prior to the effectiveness of the registration statement, and such withdrawal shall not require the consent of any Holder of Registrable Securities included therein.

3.    REGISTRATION PROCEDURES

      3.1 FILINGS; INFORMATION. If and whenever the Company is required to effect the registration of any Registrable Securities under the 1933 Act pursuant to SECTION 2.1 or 2.2 of this Agreement, the Company shall use its best efforts to effect the registration and the sale of such Registrable Securities in accordance with the intended method of disposition thereof as expeditiously as practicable, and in connection with any such request:

          (a) FILING REGISTRATION STATEMENT. The Company shall, as expeditiously as possible, prepare and, in the case of a Demand Registration pursuant to SECTION 2.1 within 90 days after receipt of the initial request for such registration, file with the Commission a registration statement on any form for which the Company then qualifies or which counsel for the Company shall deem appropriate and which form shall -be available for the sale of the Registrable Securities to be registered thereunder in accordance with the intended method of distribution thereof, and use its best efforts to cause such filed registration statement to become and remain effective; PROVIDED, HOWEVER, that if it is not practicable to meet the filing requirements for filing such registration statement within such 90-day period, such 90-day period can be further extended by an additional 30 days with the written consent of the Holders of more than 51% of the Registrable Securities requested to be included in such offering, which consent shall not be unreasonably withheld. The foregoing notwithstanding, in the case of a Demand Registration pursuant to SECTION 2.1, the Company may, on one occasion (but not more than one occasion during the term of this Agreement), postpone its obligation to file a registration statement for up to a maximum of 90 days in the event the Board of Directors determines in good faith that, for bona fide business reasons or legal restrictions (and, if such determination is based on legal restrictions, the Board shall have obtained written advice confirming such restrictions from outside legal counsel), it is either desirable or necessary to so postpone such filing. Upon the expiration of such postponement period, the Company shall again proceed with the preparation and filing of the required registration statement and such postponement shall not otherwise affect any rights of any Holder of Registrable Securities hereunder.

          (b) COPIES. The Company shall, prior to filing a registration statement or prospectus or any amendment or supplement thereto, furnish without charge to each Selling Holder of the Registrable Securities covered by such registration statement and legal counsel for any such Selling Holder, copies of such registration statement as proposed to be filed, each amendment and supplement to such registration statement (in each case including all exhibits thereto and documents incorporated by reference therein), the prospectus included in such registration statement (including each preliminary prospectus), and such other documents as such Selling Holder may reasonably request in order to facilitate the disposition of the Registrable Securities owned by such Selling Holder.

          (c) AMENDMENTS AND SUPPLEMENTS. The Company shall prepare and file with the Commission such amendments, including post-effective amendments, and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and in compliance with the provisions of the 1933 Act until all Registrable Securities and other securities covered by such registration statement have been disposed of in accordance with the intended methods of disposition set forth in such registration statement (which period shall not exceed the period required to satisfy the prospectus delivery requirements of the federal securities laws, in the case of an underwritten offering, and nine months, in the case of any other offering) or such securities have been withdrawn.

          (d) NOTIFICATION. After the filing of the registration statement, the Company shall promptly notify each selling Holder, and confirm such advice in writing, (i) when such registration statement becomes effective, (ii) when any post-effective amendment to such registration statement becomes effective, (iii) of any stop order issued or threatened by the Commission (and the Company shall take all reasonable actions required to prevent the entry of such a stop order or to remove it if entered) and (iv) of any request by the Commission for any amendment or supplement to such registration statement, of any prospectus relating thereto or for additional information or of the occurrence of an event requiring the preparation of a supplement or amendment to such prospectus so that, as thereafter delivered to the purchasers of such Registrable Securities, such prospectus will not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading and promptly make available to each Selling Holder any such supplement or amendment; except that before filing with the Commission a registration statement or prospectus or any amendment or supplement thereto, including documents incorporated by reference, the Company shall furnish to each Selling Holder and to legal counsel representing any Selling Holder, copies of all such documents proposed to be filed sufficiently in advance of filing to provide such Selling Holders, Underwriters and legal counsel with a reasonable opportunity to review such documents and comment thereon, and the Company shall not file any registration statement or prospectus or amendment or supplement thereto, including documents incorporated by reference, to which such Selling Holders or legal counsel shall reasonably object on a timely basis in light of the requirements of the 1933 Act or any other applicable laws and regulations.

          (e) STATE SECURITIES LAWS COMPLIANCE. The Company shall use its best efforts to (i) register or qualify the Registrable Securities covered by the registration statement under such securities or blue sky laws of such jurisdictions in the United States as any Selling Holder (in light of such Selling Holder's intended plan of distribution) requests and (ii) cause such Registrable Securities covered by the registration statement to be registered with or approved by such other governmental agencies or authorities in the United States as may be necessary by virtue of the business and operations of the Company and do any and all other acts and things that may be necessary or advisable to enable such Selling Holder to consummate the disposition of the Registrable Securities owned by such Selling Holder in such jurisdictions; PROVIDED, HOWEVER, that the Company shall not be required to qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this paragraph (e), or subject itself to taxation in any such jurisdiction.

          (f) AGREEMENTS FOR DISPOSITION. The Company shall enter into customary agreements (including, if applicable, an underwriting agreement in customary form) and take such other actions as are reasonably required in order to expedite or facilitate the disposition of such Registrable Securities. The Selling Holders may, at their option, require that any or all of the representations, warranties and covenants of the Company in any underwriting agreement to or for the benefit of any Underwriters also be made to and for the benefit of the Selling Holders.

          (g) COOPERATION. The Chief Executive Officer of the Company and the Chief Financial Officer of the Company and other members of the management of the Company shall cooperate fully in any offering of Registrable Securities hereunder, which cooperation shall include, without limitation, the preparation of the Registration Statement and all other offering materials and related documents, and participation in meetings with Underwriters, attorneys, accountants and potential investors.

          (h) RECORDS. The Company shall make available for inspection by any Selling Holder, any Underwriter participating in any disposition pursuant to such registration statement and any attorney, accountant or other professional retained by any such Selling Holder or Underwriter (collectively, the "Inspectors"), all financial and other records, pertinent corporate documents and properties of the Company (collectively, the "Records"), as shall be necessary to enable them to exercise their due diligence responsibility, and cause the Company's officers, directors and employees to supply all information reasonably requested by any Inspectors in connection with such registration statement.

          (i) OPINIONS AND COMFORT LETTERS. The Company shall furnish to each Selling Holder a signed counterpart, addressed to such Selling Holder, of (i) any opinion of counsel to the Company delivers to any Underwriter and (ii) any comfort letter from the Company's independent public accountants delivered to any Underwriter.

          (j) EARNINGS STATEMENT. The Company shall comply with all applicable rules and regulations of the Commission and the 1933 Act, and make available to its shareholders, as soon as practicable, an earnings statement covering a period of 12 months, beginning within three months after the effective date of the registration statement, which earnings statement shall satisfy the provisions of SECTION 11(a) of the 1933 Act and Rule 158 thereunder.

          (k) LISTING. The Company shall use its best efforts to cause all such Registrable Securities to be listed on such exchanges or otherwise designated for trading in the same manner as similar securities issued by the Company are then listed or designated.

      3.2 SELLING HOLDER'S OBLIGATION TO SUSPEND DISTRIBUTION. Each Selling Holder agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in
SECTION 3.1(d)(iv), such Selling Holder will forthwith discontinue disposition of Registrable Securities pursuant to the registration statement covering such Registrable Securities until such Selling Holder's receipt of the copies of the supplemented or amended prospectus contemplated by SECTION 3.1(d)(iv), and, if so directed by the Company, such Selling Holder will deliver to the Company all copies, other than permanent file copies then in such Selling Holder's possession, of the most recent prospectus covering such Registrable Securities at the time of receipt of such notice. In the event the Company shall give such notice, the Company shall extend the period during which such registration statement shall be maintained effective by the number of days during the period from and including the date of the giving of notice pursuant to SECTION 3.1(d)(iv) to the date when the Company shall make available to the Selling Holders of Registrable Securities covered by such registration statement a prospectus supplemented or amended to conform with the requirements SECTION 3.1(d)(iv).

      3.3 REGISTRATION EXPENSES. Except as otherwise provided in the final sentence of SECTION 2.1(e), the Company shall pay all expenses incurred in connection with any Demand Registration pursuant to
SECTION 2.1 and any Piggy-Back Registration pursuant to SECTION 2.2, and all expenses incurred in performing or complying with the Company's obligations under this SECTION 3, whether or not the registration statement becomes effective, in each case including, but not limited to:
(i) all registration and filing fees, (ii) fees and expenses of compliance with securities or blue sky laws (including fees and disbursements of counsel in connection with blue sky qualifications of the Registrable Securities), (iii) printing expenses, (iv) the Company's internal expenses (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), (v) the fees and expenses incurred in connection with the listing of the Registrable Securities as required by SECTION 3.1(k),
(vi) National Association of Securities Dealers, Inc. fees, (vii) fees and disbursements of counsel for the Company and fees and expenses for independent certified public accountants retained by the Company (including the expenses or costs associated with the delivery of any opinions or comfort letters requested pursuant to SECTION 3.1(i)),
(viii) the fees and expenses of any special experts retained by the Company in connection with such registration, and (ix) all reasonable fees and expenses incurred by the Selling Holders in connection with their participation in such registration, including, without limitation, the reasonable fees and expenses of one legal counsel, and any accountants and other experts for, and chosen by, a majority in interest of the Selling Holders. The Company shall have no obligation to pay any underwriting fees, discounts or selling commissions attributable to the Registrable Securities being sold by the Selling Holders, which expenses shall be borne by the Selling Holders.

4.    INDEMNIFICATION AND CONTRIBUTION.

      4.1 INDEMNIFICATION BY THE COMPANY. The Company agrees to indemnify and hold harmless each Selling Holder, its officers, directors, partners, members and agents, and each person, if any, who controls such Selling Holder within the meaning of Section 15 of the 1933 Act or
Section 20 of the 1934 Act from and against any loss, claim, damage or liability and any action in respect thereof to which such Selling Holder, its officers, directors, partners, members or agents, and any such controlling person may become subject under the 1933 Act or the 1934 Act or any other statute or common law, insofar as such loss, claim, damage, liability or action arises out of, or is based upon, (a) any untrue statement or alleged untrue statement of a material fact made in connection with the sale of Registrable Securities in any registration statement or prospectus relating to the Registrable Securities (as amended or supplemented if the Company shall have furnished any amendments or supplements thereto) or any preliminary prospectus, (b) any omission or alleged omission to state a material fact required to be stated in any registration statement or prospectus or necessary to make the statements therein not misleading, or (c) any violation by the Company of any federal, state or common law, rule or regulation applicable to the Company and relating to action required of or inaction by the Company in connection with such registration.

      The indemnity agreement contained in this SECTION 4.1 shall not apply to amounts paid in settlement of any such loss, claim, damage or liability or any action in respect thereof if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld); nor shall the Company be liable to any Selling Holder or its officers, directors, partners, members or agents in any such case for any loss, claim, damage, liability or any action in respect thereof to the extent that it arises solely from or is based solely upon and is in conformity with written information relating to such Selling Holder furnished expressly for use in connection with such registration by such Selling Holder or its agents, nor shall the Company be liable to any Selling Holder for any such loss, claim, damage or liability or any action in respect thereof to the extent it arises solely from or is based solely upon (i) any untrue statement or alleged untrue statement of a material fact contained in any registration statement or prospectus relating to the Registrable Securities delivered by such Selling Holder after the Company has provided written notice to such Selling Holder that such registration statement or prospectus contained such untrue statement or alleged untrue statement of a material fact, (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading after the Company has provided written notice to such Selling Holder that such registration statement or prospectus contained such omission or alleged omission, or (iii) the failure of such Selling Holder to deliver any preliminary or final prospectus, or any amendments or supplements thereto, required under applicable securities laws, including the 1933 Act, to be so delivered.

      4.2 INDEMNIFICATION BY HOLDERS OF REGISTRABLE SECURITIES. Each Selling Holder shall indemnify and hold harmless the Company, its officers, directors, partners, members and agents and each person, if any, who controls the Company within the meaning of Section 15 of the 1933 Act or Section 20 of the 1934 Act to the same extent as the foregoing indemnity from the Company to such Selling Holder, but solely with reference to information in conformity with and related to such Selling Holder furnished in writing by such Selling Holder expressly for use in any registration statement or prospectus relating to the Registrable Securities, or any amendment or supplement thereto, or any preliminary prospectus. Each Selling Holder shall also indemnify and hold harmless any Underwriter of the Registrable Securities, their officers, directors, partners, members and agents and each person who controls such Underwriters on substantially the same basis as that of the indemnification of the Company provided in this SECTION 4.2. Notwithstanding the foregoing, the total amount for which any Selling Holder shall be liable under this SECTION 4.2 shall not in any event exceed the aggregate proceeds received by such Selling Holder from the sale of the Registrable Securities of such Selling Holder to which such registration statement or prospectus, including any amendment or supplement thereto, relates.

      4.3 CONDUCT OF INDEMNIFICATION PROCEEDINGS. Promptly after receipt by any person of any notice of any loss, claim, damage or liability or any action in respect of which indemnity may be sought pursuant to
SECTION 4.1 or 4.2, such person (the "Indemnified Party") shall, if a claim in respect thereof is to be made against any other person for indemnification hereunder, notify such other person (the "Indemnifying Party") in writing of the loss, claim damage, liability or action; PROVIDED, HOWEVER, that the failure by the Indemnified Party to notify the Indemnifying Party shall not relieve the Indemnifying Party from any liability which the Indemnifying Party may have to such Indemnified Party hereunder. If the Indemnified Party is seeking Indemnification with respect to any claim or action brought against the Indemnified Party, then the Indemnifying Party shall be entitled to participate in such claim or action, and, to the extent that it wishes, jointly with all other Indemnifying Parties, to assume the defense thereof with counsel satisfactory to the Indemnified Party. After notice from the Indemnifying Party to the Indemnified Party of its election to assume the defense of such claim or action, the Indemnifying Party shall not be liable to the Indemnified Party for any legal or other expenses subsequently incurred by the Indemnified Party in connection with the defense thereof other than reasonable costs of investigation; PROVIDED, HOWEVER, that in any action in which both the Indemnified Party and the Indemnifying Party are named as defendants, the Indemnified Party shall have the right to employ separate counsel (but no more than one such separate counsel) to represent the Indemnified Party and its controlling persons who may be subject to liability arising out of any claim in respect of which indemnity may be sought by the Indemnified Party against the Indemnifying Party, with the fees and expenses of such counsel at the expense of such Indemnifying Party if, based upon the written opinion of counsel of such Indemnified Party, representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them. No Indemnifying Party shall, without the prior written consent of the Indemnified Party, consent to entry of judgment or effect any settlement of any claim or pending or threatened proceeding in respect of which the Indemnified Party is or could have been a party and indemnity could have been sought hereunder by such Indemnified Party, unless such judgment or settlement includes an unconditional release of such Indemnified Party from all liability arising out of such claim or proceeding.

      4.4 CONTRIBUTION. If the indemnification provided for in the foregoing SECTIONS 4.1, 4.2 and 4.3 is unavailable to any Indemnified Party in respect of any loss, claim, damage, liability or action referred to herein, then each such Indemnifying Party, in lieu of indemnifying such Indemnified Party, shall contribute to the amount paid or payable by such Indemnified Party as a result of such loss, claim, damage, liability or action in such proportion as is appropriate to reflect the relative fault of the Indemnified Parties and the Indemnifying Parties in connection with the actions or omissions which resulted in such loss, claim, damage, liability or action, as well as any other relevant equitable considerations. The relative fault of any Indemnified Party and any Indemnifying Party shall be determined by reference to, among other things, whether the untrue or alleged-untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by such Indemnified Party or such Indemnifying Party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

      The parties hereto agree that it would not be just and equitable if contribution pursuant to this SECTION 4.4 were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding paragraph. The amount paid or payable by an Indemnified Party as a result of any loss, claim, damage, liability or action referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any legal or other expenses incurred by such Indemnified Party in connection with investigating or defending any such action or claim. No person guilty of fraudulent mis-representation (within the meaning of Section 11(f) of the 1933 Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

5.    UNDERWRITING AND DISTRIBUTION.

      5.1 RULE 144. The Company shall file any reports required to be filed by it under the 1933 Act and the 1934 Act and shall take such further action as any Holder may reasonably request, all to the extent required from time to time to enable Holders to sell Registrable Securities without registration under the 1933 Act within the limitation of the exemptions provided by Rule 144 or Rule 144A under the 1933 Act, as such Rules may be amended from time to time, or any similar Rule or regulation hereafter adopted by the Commission. Upon the request of any Holder, the Company will deliver to such Holder a written statement as to whether it has complied with such requirements.

      5.2 RESTRICTIONS ON SALE BY THE COMPANY AND OTHERS. The Company agrees (i) not to effect any sale or distribution of any securities similar to those being registered in accordance with SECTION 2.1, or any securities convertible into or exchangeable or exercisable for such securities, during the 14 days prior to, and during the 120-day period beginning on, the effective date of any registration statement (except as part of such registration statement); and (ii) that any agreement entered into after the date hereof pursuant to which the Company issues or agrees to issue any privately placed securities shall contain a provision under which holders of such securities agree not to effect any sale or distribution of any such securities during the periods described in (i) above, in each case including a sale pursuant to Rule 144 or 144A under the 1933 Act (except as part of any such registration, if permitted);

PROVIDED, HOWEVER that the provisions of this SECTION 5.2 shall not prevent the conversion or exchange of any warrants, options or other securities pursuant to their terms into or for other securities and shall not prevent the issuance of securities by the Company under any employee benefit, stock option or stock or stock subscription plans.

      5.3 AGREEMENT BY HOLDERS OF REGISTRABLE SECURITIES. The Holders of Registrable Securities, by their acceptance thereof, agree that, upon request, in connection with any underwritten public offering by the Company, they will enter "lock-up" agreements, in customary form, pursuant to which they will agree not to effect any sale or distribution of any securities similar to those being registered by the Company, or any securities convertible into or exchangeable or exercisable for such securities, including a sale pursuant to Rule 144 or 144A under the 1933 Act, during the 14 days prior to, and during the 120-day period beginning on, the effective date of the registration statement relating to such offering (except as part of such registration statement); PROVIDED, HOWEVER that the obligation of the Holders of Registrable Securities to execute such lock-up agreements is subject to the execution of similar agreements by all of the officers and directors of the Company who hold shares of Common Stock or options or other securities exercisable or convertible for or into shares of Common Stock.

6.    MISCELLANEOUS

      6.1 NO INCONSISTENT OR SUPERIOR REGISTRATION RIGHTS. From and after the date of this Agreement, the Company shall not (i) enter into any agreement granting registration rights with respect to the Common Stock or other securities which are inconsistent with or superior to the rights granted to the Holders of Registrable Securities hereunder or
(ii) amend any agreement in effect as of the date hereof which grants registration rights to any other person or entity so as to cause such registration rights to be inconsistent with those granted to the Holders of Registrable Securities hereunder or to otherwise adversely affect the registration rights granted to the Holders of Registrable Securities hereunder.

      6.2 SUCCESSORS AND ASSIGNS. The rights and obligations of Holders under this Agreement shall be freely assignable in connection with any assignment of Registrable Securities. Any assignee of such rights shall, upon agreeing to assume the obligations of a Holder of Registrable Securities hereunder, be entitled to all of the benefits of this Agreement as if such assignee were an original party hereto. The rights and obligations of the Company hereunder may not be assigned.

      6.3 ENTIRE AGREEMENT. This Agreement constitutes the full and entire agreement and understanding between Holders and the Company, and supersedes all prior agreements and understandings, relating to the subject matter hereof. All Demand, Piggy-Back or other Registration

Rights previously granted by the Company to any Holder are hereby terminated and superseded by those granted in this Agreement.

      6.4 NOTICES. All notices, requests, demands and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given if transmitted by telecopier with receipt acknowledged, or upon- delivery, if delivered personally or by recognized commercial courier with receipt acknowledged, or upon the expiration of 72 hours after mailing, if mailed by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

             (a)   If to the Company at:

                   31642 South Coast Highway, Suite 100
                   Laguna Beach, California  92699
                   Attention:  Secretary

             (b) If to any other Holder of Registrable Securities, at such Holder's address as shown on the books of the Company.

or at such other address or addresses as Holder or the Company, as the case may be, may specify by written notice given in accordance with this
SECTION 6.4.

      6.5 SEVERABILITY. In case any provision of this Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

      6.6 COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

      6.7 DESCRIPTIVE HEADINGS. The descriptive headings of the several paragraphs of this Agreement are for convenience of reference only and do not constitute a part of this Agreement and are not to be considered in construing or interpreting this Agreement.

      6.8 WAIVERS AND AMENDMENTS. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally or by course of dealing, but only by a statement in writing signed by the party against which enforcement of the change, waiver, discharge or termination is sought. The foregoing notwithstanding, in the event there are two or more Holders at any time, any amendment of this Agreement executed by Holders who own or are entitled to purchase more than 51% of the Registrable Securities shall be binding on all Holders.

      6.9 REMEDIES. In the event that any party fails to observe or perform any covenant or agreement to be observed or performed under this

Agreement, each other party may proceed to protect and enforce its rights by suit in equity or action at law, whether for specific performance of any term contained in this Agreement or for an injunction against the breach of any such term or in aid of the exercise of any power granted in this Agreement or to enforce any other legal or equitable right of such party, or to take any one or more of such actions. In the event of such an action, each party in such dispute shall bear its own fees, costs, and expenses, including without limitation, fees and expenses of attorneys and accountants, and all fees, costs and expenses of appeals. None of the rights, powers or remedies conferred under this Agreement shall be mutually exclusive; and each such right, power or remedy shall be cumulative and in addition to any other right, power or remedy whether conferred by this Agreement or now or hereafter available at law, in equity, by statute or otherwise.

      6.10 GOVERNING LAW. This Agreement shall be construed and enforced in accordance with, and the rights of the parties hereto shall be governed by, the laws of the State of California applicable to agreements made in and to be performed in the State of California; provided, however, that in the event that any California law or laws requires or permits the application of the laws of any other jurisdiction, such

California law or laws shall be disregarded with the result that the remaining laws of the State of California shall nonetheless be applied.

      IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered as of the date first above written.

The "Company"                           The "Holders"

BEACON CAPITAL INVESTMENT, INC.         Coast Business Credit, a division
                                        of Southern Pacific Thrift & Loan
                                        Association
By: /s/ Douglas P. Morris
   -----------------------------
      Its: President                    By: /s/ Craig Taylor
          ----------------------           ------------------------------
         [Printed Name and Title]            Its: Vice President
                                                 ------------------------
                                                 [Printed Name and Title]

                                        ACAP Financial, Inc.


                                        By: /s/ Kirk Ferguson
                                           ------------------------------
                                             Its: President
                                                 ------------------------
                                                 [Printed Name and Title]


                                         /s/ Douglas P. Morris
                                        ---------------------------------
                                        Douglas P. Morris, an individual


                                        /s/ Kirk Ferguson
                                        ---------------------------------
                                        Kirk Ferguson, an individual

                                  EXHIBIT A

Douglas P. Morris

Coast Business Credit, a division of Southern Pacific Thrift & Loan
Association

Kirk Ferguson

ACAP Financial, Inc.