Form 10-Q
period 1997-06-30
MILLENIUM ELECTRONICS INC
filed 1997-08-14
CIK 884321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      _____________


                         Commission file number: 0-22515


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

      Yes ..X..    No .....


At July 31, 1997, there were 7,243,051 shares of the Registrant's $.001 Par Value Common Stock outstanding.











                           EXHIBIT INDEX ON PAGE 25

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            6/3               12/31/96
                                                        (UNAUDITED)           (AUDITED)
CURRENT ASSETS
   Cash & Cash Equivalents                             $                  $          0
   Accounts receivable, net of an allowance for
      doubtful accounts                                  3,835,953           6,193,241
   Due from others                                          80,000                   0
   Inventories, net of reserve                           1,059,869             663,882
   Prepaid expenses                                      1,442,321              33,346
   Deferred income taxes                                    66,000                   0
                                                       -----------        ------------
      Total current assets                               6,484,143           6,890,469

FURNITURE AND EQUIPMENT                                    103,027              55,608

OTHER ASSETS                                               134,584             208,539
                                                       -----------        ------------

            TOTAL ASSETS                               $ 6,721,754           7,154,616
                                                       ===========        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Book overdraft                                      $    93,453        $    191,742
   Lines of credit                                       3,041,652           5,232,754
   Accounts payable and accrued liabilities                242,304             750,053
                                                       -----------        ------------
         Total current liabilities                       3,377,409           6,174,549

LONG TERM LIABILITIES

   Deferred income taxes                                    10,400                   0
   Other Long Term Debt                                     21,070                   0
                                                       -----------        ------------
   Total Long Term Debt                                     31,470                   0

SUBORDINATED DEBT  - STOCKHOLDER                                 0             298,811








 STOCKHOLDERS' EQUITY
    Common stock, par value .001:
      17,000,000 shares authorized,
      7,243,051 (June 30) and 5,203,868 (December 31)
         shares issued and outstanding                       7,243              43,400
   Receivable from stockholder                                   0           (151,339)
   Additional Paid Capital                               3,398,599                   0
   Retained earnings                                      (92,967)             789,195
                                                       -----------        ------------
         Total stockholders' equity                      3,312,875             681,256
                                                       -----------        ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 6,721,754        $  7,154,616
                                                       ===========        ============

See the accompanying notes to these consolidated condensed financial statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                       3 MONTHS ENDED              6 MONTHS ENDED
                                                           JUNE 30,                     JUNE 30
                              ----------------------------------------------------------------------------------------
                                                     1997         1996            1997            1996
NET SALES                                     $   7,394,183   $ 6,127,787    $19,971,927    12,075,685

COST OF SALES                                     6,619,700     5,359,118     17,993,311    10,564,968
                                                  ---------     ---------     ----------    ----------

GROSS PROFIT                                        774,483       768,669      1,978,616     1,510,717

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        826,466       410,455      1,654,400       876,356
                                                  ---------     ---------     ----------    ----------

INCOME (LOSS)  FROM OPERATIONS                     (51,983)       358,214        324,216       634,361

OTHER INCOME (EXPENSE)
   Other income                                           0         (125)         18,771         2,430
   Other expenses                                 (102,069)       76,565)      (253,302)     (147,354)
                                                  ---------      --------      ---------    ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES   (154,052)       281,524         89,685       489,437

PROVISION (BENEFIT) FOR INCOME TAXES
   Current                                         (91,085)             0       (86,429)         2,800
   Deferred                                          30,000             0       (55,600)             0
                                                  ---------      --------       --------      --------

NET INCOME                                    $    (92,967)   $   281,524    $   231,714    $  486,637
                                              =============   ===========    ===========    ==========

Net income per share   $                      $       (.01)   $       .05    $       .04    $      .09
                                              =============   ===========    ===========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING               7,243,051     5,203,868      6,240,359     5,203,868
                                              =============   ===========    ===========    ==========


See the accompanying notes to these consolidated condensed financial statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                         6/30/97      6/30/96
                                                                       (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $    231,714   $   486,637
   Adjustments to reconcile net income
      to net cash used in operating activities
   Deferred income taxes                                               (55,600)             0
   Depreciation and amortization                                         10,276         6,132
   Issuance of common stock for services                                               38,400

   (Increase) decrease in
      Accounts receivable                                             2,357,288      (72,442)
      Inventories                                                     (395,987)       174,394
      Prepaid expenses                                              (1,408,975)     (449,793)
      Other assets                                                     (78,625)         (520)
   Increase (decrease) in
      Accounts payable and accrued liabilities                        (622,464)       264,951
      Income Tax Payable                                               (10,881)             0
                                                                    -----------      --------
            Net cash used in operating activities                        26,746       447,759
                                                                    -----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Beacon, net of cash acquired                          513,534             0
   Due to Other                                                        (80,000)             0
   Acquisition of furniture and equipment                              (57,695)      (16,841)
   Other                                                                151,339     (288,248)
                                                                    -----------     ---------
      Net cash provided by (used in) investing activities               527,178     (305,089)
                                                                    -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from line of credit facility                        (2,191,102)         4,989
   Increase (decrease) in book overdraft                               (98,289)     (147,978)
   Distributions to stockholders                                      (533,257)
   Proceeds from offering                                             2,983,997
   Offering costs and commissions                                     (437,532)
   Repayment of stockholder loan                                      (301,227)
   Proceeds from stockholder loan                                        23,486           319
                                                                   ------------     ---------
      Net cash provided by (used in) financing activities             (553,924)     (142,670)
                                                                   ------------     ---------
            NET CHANGE                                                   --             --

CASH AT BEGINNING OF PERIOD                                              --             --
                                                                   ------------     ---------
CASH AT END OF PERIOD                                                    --             --
                                                                   ============     =========

See the accompanying notes to these consolidated condensed financial statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Organization and Operations
---------------------------

      Millennium Electronics, Inc., a Nevada corporation (the "Registrant"), is the successor by merger to Beacon Capital Investment, Inc., a Delaware corporation ("Beacon"), effective March 31, 1997. The exchange rate in the reincorporation merger was two and one-half shares of Beacon for one share of the Registrant. In a substantially concurrent reverse triangular merger, Millennium Memory, Inc., a California corporation ("MMI"), became a wholly-owned subsidiary of the Registrant. The Registrant issued 6,779,768 shares of its common stock in a one-for-one exchange for all of the issued and outstanding common stock of MMI. The original name of Registrant in Nevada was "Millennium Holdings, Inc." which was changed upon the mergers to "Millennium Computer, Inc." and then to "Millennium Electronics, Inc." on April 9, 1997. The transaction coincided with the closing of a private placement of 1.5 million shares of MMI for gross proceeds of $3.0 million.

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

      For accounting purposes, the acquisition by merger was treated as a recapitalization of MMI (reverse acquisition). MMI is presented as the continuing entity and the historical financial statements are those of MMI. Historical stockholders' equity of MMI prior to the merger was retroactively restated for the equivalent number of shares received in the merger, after giving effect to the reverse stock split. Due to Beacon's lack of business activity prior to the merger, no goodwill was being recorded.

Summary of Significant Accounting Policies
------------------------------------------

      PRINCIPLES OF CONSOLIDATION

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

      The consolidated interim financial statements reflect all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997, or any other future periods.

      REVENUE RECOGNITION

      The Company recognizes revenue from product sales at the time of shipment net of expected returns. The Company has established programs, under specified conditions, that enable its customers to return product.

      INVENTORIES

      Inventories, which are primarily memory chips and computer components, are stated at the lower of cost (weighted average method) or market.

Lines of Credit
---------------

      As of June 30, 1997, the Company had a $7,000,000 line of credit (accounts receivable credit line) expiring September 30, 1998. On the expiration date, the line will automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or bank on the anniversary date. The line bears interest at prime plus 3% per annum. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined accounts receivable. Also, the line is collateralized by substantially all assets of the Company and guaranteed by the Registrant's majority stockholder. The debt agreement contains certain restrictions as to adequate insurance and Company advances and loans, and limits distributions to stockholders. In addition, the Company is required to make a credit facility fee payment of $3,500 per quarter in advance; and a $50,000 loan fee is payable on the earlier of the third anniversary date September 1998) or the date the loan agreement is terminated or terminates by its terms. The $50,000 loan fee is being accrued monthly over the term of the loan.

      The outstanding balance under the line of credit agreement at June 30, 1997 was $3,041,652.

Related Party Transactions
--------------------------

      The Company pays, on behalf of the majority stockholder of the Registrant, monthly lease payments of approximately $2,160 for two vehicles.

      The $150,000 receivable from a stockholder was paid off on April 3, 1997 by the stockholder.

      The Company paid off the subordinated debt in the amount of $305,968 on April 3, 1997 to its majority stockholder.

      The Company paid off the commissions payable in the amount of $88,000 on April 2, 1997 to a stockholder of the Registrant.

Other Significant Transactions
------------------------------

      The retained earnings of the Company decreased approximately 950% from $789,195 at 12/31/96 to ($92,967) at 6/30/97 primarily due to closing prior year and current year thru 3/31/97 retained earnings of the Company into paid in capital at the time of the merger as the Company converted from an "S" Corporation to a "C" Corporation, and also due to dividends paid to shareholders for the purpose of paying income taxes.

      In the month of June 1997, there was an additional payment of $100,000 paid to the Company's largest customer at the request of this customer for additional marketing funds for the coming holiday buying season.

      Inventories of the Company increased approximately 60% from $663,882 at December 31, 1996 to $1,059,869 at June 30, 1997 primarily because the Company used funds made available to it from the sale of securities to purchase inventory prior to sale at advantageous prices.

      At the end of June 1997, the Company disbursed prepaid funds in the amount of approximately $1,383,200 to a vendor for inventory to be received and sold in early July 1997.

      The Company's largest customer found itself in an overstocked position due to market conditions. As a result, sales to this customer were zero for the second quarter 1997. This in turn reduced the level of the Company's outstanding accounts receivable from that at December 31, 1996. As of July 31, 1997, this customer is producing its historic sales volume and profit margins.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
            ---------------------------------------------------------------

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

      The Company purchases memory chips in the domestic spot market and from overseas trading companies which have direct allocations from chip manufacturers. The Company also purchases directly from chip manufacturers. Once memory chips have been purchased, the Company sends the chips to a subcontractor which builds and tests the finished goods memory product. After the Company receives the assembled memory boards from the subcontractor, the Company retests the boards and adds a unique Company warranty label to each product. For the most part, memory products are pre-sold before the chips are purchased and assembled into memory boards.

      In 1996 and in the six month period ended June 30, 1997, the Company's top ten customers accounted for approximately 80% and 90%, respectively, of the Company's net sales. While the Company expects to continue to be dependent upon these customers for a significant percentage of its net sales, the composition of the Company's top ten customers may change in the future. The Company has added a number of new customers in recent months, and its strategy is to increase its sales to both existing and new customers. The percentage of the Company's net sales represented by the Company's largest customer in recent months has been on a decline while sales to new and existing customers has been on an incline. International sales by the Company were minimal in both periods.

Income as a Percentage of Net Sales
-----------------------------------

      The following table sets forth certain condensed statements of income data of the Company expressed as a percentage of net sales (unaudited):


                                                       Three Months Ended      Six Months Ended
                                                            June 30,                June 30,
                                                        ------------------     ----------------
                                                        1997     1996          1997        1996

Net sales ........................................     100.0%   100.0%         100.0%     100.0%
Cost of sales ....................................      89.5     87.5           90.1       87.5
Gross Profit .....................................      10.5     12.5            9.9       12.5
Sales, general & administrative ..................      11.2      6.7            8.3        7.3
Income (Loss) from operations ....................       (.7)     5.8            1.6        5.2

Other income (expense), net ......................      (1.4)    (1.2)          (1.2)      (1.2)
Income (Loss) before provision for income taxes...      (2.1)     4.6             .4        4.0
Provision (Benefit) for income taxes .............      ( .8)      .0            (.7)        .0
Net income (Loss).................................      (1.3)     4.6            1.1        4.0




RESULTS OF OPERATIONS
---------------------

Three Months ended June 30, 1997 and 1996
-----------------------------------------

      NET SALES

      Net sales consist of sales of memory modules and PC cards less returns and discounts.

      Net sales increased approximately 21% from approximately $6,127,800 in the second quarter period ended June 30, 1996 to approximately $7,394,200 in the second quarter period ended June 30, 1997. The increase was primarily due to an increase in sales of memory products to both existing and new customers. The Company's sales of PC cards to both new and existing customers also increased significantly from period to period. The Company is also expanding its product line to include sales of complete computer systems.

      GROSS PROFIT

      Cost of sales includes the costs of memory chips, computer components ,and other components and materials purchased by the Company for its products, as well as subcontractor charges and overhead costs associated with testing and manufacturing.

      Gross profit increased approximately 1% from approximately $768,700 in the second quarter period ended June 30, 1996 to approximately $774,500 in the second quarter period ended June 30, 1997. Gross margin decreased from 12.5% in the second quarter period ended June 30, 1996 to 10.5% in the second quarter period ended June 30, 1997. This decrease in gross margin was principally due to higher costs related to servicing the largest customer. Sales to the largest customer increased as the gross profit for that same customer decreased.

      SALES, GENERAL AND ADMINISTRATIVE

      Sales, general and administrative costs include all personnel costs, including salaries, commissions, performance-based bonuses and employee benefits, the costs of advertising, promotions and trade shows, and rental costs and other support costs, including utilities, insurance and professional fees.

      Sales, general and administrative expenses increased approximately 101% from approximately $410,500 in the second quarter period ended June 30, 1996 to approximately $826,500 in the second quarter period ended June 30, 1997. As a percentage of net sales, general and administrative expenses increased from 6.7% in the second quarter period ended June 30, 1996 to 11.2% in the second quarter period ended June 30, 1997. Selling expenses have increased primarily due to a change in the Sales Force compensation structure, effective May 1, 1997, from commissions paid on Gross Profit to established salaries. This change produced a higher salary expense as compared to net sales for the months of May and June 1997. Travel has also affected the increase in selling expenses due to marketing a wider area for potential growth. The G&A expenses have primarily increased in areas relating to public relations to promote and grow business. The Company has also incurred additional costs as a result of it being a public company. Officer salary has also affected the G&A expenses due to the majority stockholder and CEO not taking a salary in 1996, as compared to taking a salary monthly in 1997, which creates an increase in officer salary when comparing first quarter 1996 to first quarter 1997.

      OTHER INCOME (EXPENSE), NET

      Other income (expense), net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its lines of credit. The Company's use of its principal line of credit increased in the three-month period ended June 30, 1997 from the corresponding period in the prior year. That increase was used to fund increased inventory and receivables as a result of increased sales. The Company expects that its utilization of its principal line of credit will increase as its sales increase. Accordingly, the Company expects interest expenses to increase in the future.

      PROVISION (BENEFIT) FOR INCOME TAXES

      The Company's effective tax rate for the three months ended June 30, 1997 and 1996 was 40% and 0% respectively. Prior to March 31, 1997, the Company was taxed as an "S" corporation which resulted only in a minimal state tax and no federal income tax. For the three months ended June 30, 1997, the Company recorded a tax benefit of approximately $61,000 as the Company expects operating profits in the latter half of 1997 to more than offset the operational loss incurred during the second quarter.

Six Months Ended June 30, 1997 and 1996
---------------------------------------

      NET SALES

      Net sales consist of sales of memory modules and PC cards less returns and discounts.

      Net sales increased approximately 65% from approximately $12,075,700 in the six-month period ended June 30, 1996 to approximately $19,971,900 in the six-month period ended June 30, 1997. The increase was primarily due to an increase in sales of memory products to both existing and new customers. The Company's sales of PC cards to both new and existing customers also increased significantly from period to period. The Company is also expanding its product line to include sales of complete computer systems.

      GROSS PROFIT

      Cost of sales includes the costs of memory chips, computer components and other components and materials purchased by the Company for its products, as well as subcontractor charges and overhead costs associated with testing and manufacturing.

      Gross profit increased approximately 31% from approximately $1,510,700 in the six-month period ended June 30, 1996 to approximately $1,978,600 in the six-month period ended June 30, 1997. Gross margin decreased from 12.5% in the six-month period ended June 30, 1996 to 9.9% in the six-month period ended
June 30, 1997. This decrease in gross margin was principally due to higher costs related to servicing the largest customer. Sales to the largest customer increased as the gross profit for that same customer decreased.

      SALES, GENERAL AND ADMINISTRATIVE

      Sales, general and administrative costs include all personnel costs, including salaries, commissions, performance-based bonuses and employee benefits, the costs of advertising, promotions and trade shows, and rental costs and other support costs, including utilities, insurance and professional fees.

      Sales, general and administrative expenses increased approximately 89% from approximately $876,400 in the six-month period ended June 30, 1996 to approximately $1,654,400 in the six-month period ended June 30, 1997. As a percentage of net sales, general and administrative expenses increased from 7.3% in the six-month period ended June 30, 1996 to 8.3% in the six-month period ended June 30, 1997. Selling expenses have increased primarily due to a change in the Sales Force compensation structure, effective May 1, 1997, from commissions paid on Gross Profit to established salaries. This change produced a higher salary expense as compared to net sales for the months of May and June 1997. Travel has also affected the increase in selling expenses due to marketing a wider area for potential growth. The G&A expenses have primarily increased in areas relating to public relations to promote and grow business. The Company has also incurred additional costs as a result of it being a public company. Officer salary has also affected the G&A expenses due to the majority stockholder and CEO of the Company not taking a salary in 1996, as compared to taking a salary monthly in 1997, which creates an increase in officer salary when comparing first quarter 1996 to first quarter 1997.

      OTHER INCOME (EXPENSE), NET

      Other income (expense), net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its lines of credit. The Company's use of its principal line of credit increased in the six-month period ended June 30, 1997 from the corresponding period in the prior year. That increase was used to fund increased inventory and receivables as a result of increased sales. The Company expects that its utilization of its principal line of credit will increase as its sales increase. Accordingly, the Company expects interest expenses to increase in the future.

      PROVISION (BENEFIT) FOR INCOME TAXES

      The Company's effective tax rate for the six months ended June 30, 1997 and 1996 was 158% and 1% respectively. Prior to March 31, 1997, the Company was taxed as an "S" corporation which resulted only in a minimal state tax and no federal income tax. As a result of the Company converting from an "S" corporation to a "C" corporation on March 31, 1997, the Company recognized a tax benefit of $85,600 resulting from the establishment of a net deferred tax asset at that date. For the three months ended June 30, 1997, the Company recorded a tax benefit of approximately $61,000 as the Company expects operating profits in the latter half of 1997 to more than offset the operational loss incurred during the second quarter. The Company expects that its effective tax rate in the future to be approximately 40%.

      LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has used funds generated primarily from operations and certain borrowings to support its operations, acquire capital equipment and finance inventory and accounts receivable. In the six-month periods ended June 30, 1996 and June 30, 1997, the Company generated cash from operating activities of approximately $447,800 and $26,700, respectively. At June 30, 1997, the Company had a negative cash balance of approximately ($93,000) and approximately $3,958,300 available under its principal line of credit. Its working capital was approximately $3,107,000. The increase in working capital is primarily due to the proceeds from the $3,000,000 private placement which closed at the beginning of the quarter.

      The Company has a revolving line of credit of $7,000,000 which is secured by substantially all of the Company's assets and which expires on September 30, 1998. On the expiration date the line will automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or the bank on the anniversary date. Amounts available for borrowing under the Company's existing line of credit are limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of inventory and accounts receivable. At June 30, 1997, the Company had approximately $3,041,700 outstanding and $3,958,300 was available for borrowing under its principal line of credit. Financial covenants set forth in the Company's line of credit agreement prohibit the Company from paying dividends where the payment of such dividends would reduce the Company's net worth below certain levels. The line of credit is personally guaranteed by the Registrant's principal stockholder.

      Capital expenditures totaled approximately $16,800 and $57,700 in the six-month periods ended June 30, 1996 and 1997, respectively. Such expenditures were primarily for office and test equipment. The Company intends to spend approximately $30,000 on similar capital expenditures in the remaining quarters of 1997.

      From time to time, the Company evaluates acquisitions of businesses, products or technologies that complement the business of the Company. The Company was a party to a nonbinding letter of intent to acquire the business of Netram Components, Inc. Although the letter of intent expired on July 22, 1997, without the parties entering into a definitive agreement, negotiations between the parties are continuing. The terms of the proposed transaction, and the likelihood of its consummation, are uncertain. Any such transactions, if consummated, may use a portion of working capital or require the issuance of equity.

      The Company believes that the net proceeds from the private placement offering, together with existing funds, anticipated cash flow from operations and amounts available under its existing lines of credit will be sufficient to meet its working capital and capital expenditure requirements for the next
12 months.

Factors That May Affect Future Results
--------------------------------------

      The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, the factors discussed below.

      SIGNIFICANT CUSTOMER CONCENTRATION

      A single customer accounted for 50%, and 53% of the Company's total sales in 1996 and in the six months ended June 30, 1997, respectively. At December 1996, and at June 30, 1997 the amounts due from this major customer amounted to approximately $4,785,000, and $1,123,800, respectively. The Company's ten largest customers accounted for 80% and 90% of total sales in those periods. The Company expects to continue to be dependent upon those customers for a significant percentage of its total sales. However, there can be no assurance that such customers will continue to utilize the Company's products at current levels, if at all. The Company intends to use a portion of the proceeds of the private placement to expand its customer base. However, there can be no assurance that it will be successful in doing so. The loss of a major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's financial results will depend in significant part upon the success of its customers' products.

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

      FLUCTUATIONS IN OPERATING RESULTS

      The Company's results of operations and gross margins have in the past fluctuated significantly and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may affect in the future the Company's results of operations include the inability to procure required components, adverse changes in the mix of products sold by the Company, fluctuating market demand for, and declines in the selling prices of, the Company's products, market acceptance of new products and enhanced versions of the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, patterns of spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines, unexpected product returns, and cycles in the Company's targeted markets. Other factors which may affect the Company's results of operations in the future include the loss of a principal customer or the short term loss of a customer due to product inventory accumulation by the customer (such as occurred in the second quarter of 1997), the ability to volume produce products and meet customer requirements, the timing of expenditures in anticipation of increased sales, and regulatory changes.

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

      DEPENDENCE ON LIMITED SOURCES OF SUPPLY

      The Company depends on third party manufacturers to produce certain of the Company's memory module products. The electronics industry has experienced shortages in semiconductor memory devices, including DRAM. The Company generally has no written agreements with its suppliers. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments which could damage relationships with current or prospective customers, could increase prices and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will receive adequate supplies on a timely basis in the future despite the strong relationships with its current suppliers.

      INVENTORY PURCHASING POLICY

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

      DEPENDENCE ON SEMICONDUCTOR AND COMPUTER INDUSTRIES

      The semiconductor industry has been characterized by cyclical market conditions. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. As a result of overproduction and lower than anticipated sales of Windows 95(R), in 1996 the price of DRAM declined by as much as 80% from the beginning of the year, resulting in much lower profit per memory unit. During 1996 and 1997, there were significant declines in DRAM and SRAM semiconductor prices and declines in Flash semiconductor prices. Price declines can have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy. From time to time, the computer industry, like the semi-conductor industry, has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor or computer industries or particular segments within the semiconductor or computer industries, such as the market for memory products, could materially adversely affect the Company's sales and results of operations.

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

      DEPENDENCE ON KEY PERSONNEL

      The Company's future operating results depend in significant part upon the continued contributions of its senior management and sales personnel, many of whom would be difficult to replace. Of such persons only the Company's Chief Executive Officer, Mr. Troy D. Barnes, its Vice President of Capital Markets, Douglas P. Morris, and its Executive Vice President, Steven Weinberg, have written employment agreements with the Company. The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing and quality assurance, engineering, marketing, and sales personnel. The Company is actively recruiting such personnel. However, competition for such personnel is intense; and there can be no assurance that the Company will be successful in attracting or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in such positions, and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially adversely affect the Company's business, financial condition and results of operations.

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

      UNCERTAINTY REGARDING PROTECTION OF PROPRIETARY RIGHTS

      The Company attempts to protect its intellectual property rights through trademarks, trade secrets and a variety of other measures, including non-disclosure agreements. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

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

PART II  - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

      None.

Item 2.     Changes in Securities
            ---------------------

      On March 17, 1997, Common Stock Purchase Warrants to purchase 588,231 shares at $3.125 per share which were to expire on June 30, 1997 were extended to September 30, 1997.

      In April of 1997, options to purchase an aggregate of 700,000 shares of Common Stock were issued pursuant to the Company's new incentive stock option plan to the Executive Vice President of the Company at an exercise price of $3.00 per share. Seventy thousand (70,000) of such shares vested immediately. Six hundred thirty thousand (630,000) of such shares vest in 36 equal monthly installments beginning May 1, 1998. The options were issued under the exemption from registration provided by Section 4(2) of the Act in that they did not involve a public offering.

      Due the Company's failure to achieve pre-tax earnings of $220,000 in the second quarter, options to purchase an aggregate of 65,048 shares of Common Stock were not issued to employees of the Company pursuant to the 1996-1997 Stock Incentive Plan. In addition, an aggregate of 130,098 shares of Common Stock issued to employees, directors and consultants of the Company and held in a performance escrow will be canceled after the third quarter based on the second quarter pre-tax earnings.

Item 3.     Defaults Upon Senior Securities
            -------------------------------

      None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      None.


Item 5.     Other Information
            -----------------

      None.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

(a)   Exhibits
      --------

      Exhibit No.   Description
      ----------    -----------

        27          Financial Data Schedule

(b)   Reports on Form 8-K
      -------------------

      On July 1, 1997, the Registrant filed with the SEC a Form 8-K dated June 23, 1997 to report that the Common Stock Purchase Warrants sold in Beacon's initial public offering which were to expire on June 30, 1997 were extended to September 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:  August 13, 1997
                                        MILLENNIUM ELECTRONICS, INC.



                                        By:   /s/ Troy D. Barnes
                                             ----------------------------------
                                             Troy D. Barnes
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit          Description                                            Page
-------          -----------                                            ----

27               Financial Data Schedule                                 26