Form 10-Q
period 1997-09-30
MILLENNIUM ELECTRONICS INC
filed 1997-11-14
CIK 884321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

          Yes  ..X..  No  .....


At November 13, 1997, there were 7,819,051 shares of the Registrant's $.001 Par Value Common Stock outstanding.




                            Exhibit Index on Page 25

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MILLENNIUM ELECTRONICS, INC.
                              AND ITS SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        9/30/97       12/31/96
                                                      (UNAUDITED)     (AUDITED)
CURRENT ASSETS
   Cash & Cash Equivalents                           $ 1,315,667   $         0
   Accounts receivable, net of an allowance for
     doubtful accounts                                 9,740,759     6,193,241
   Due from others                                        58,550             0
   Inventories, net of reserve                         1,776,688       663,882
   Prepaid expenses                                       40,399        33,346
   Deferred income taxes                                 165,200             0
                                                     -----------   -----------
     Total current assets                             13,097,263     6,890,469

FURNITURE AND EQUIPMENT                                  144,286        55,608
OTHER ASSETS                                              87,960       208,539
INTANGIBLE ASSETS                                      1,573,850             0
                                                     -----------   -----------
          Total assets                               $14,903,359   $ 7,154,616
                                                     ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Book overdraft                                    $         0   $   191,742
   Lines of credit                                     7,513,722     5,232,754
   Income Taxes Payable                                  155,590             0
   Accounts payable and accrued liabilities            2,008,126       750,053
                                                     -----------   -----------
        Total current liabilities                      9,677,438     6,174,549

LONG TERM LIABILITIES

   Deferred income taxes                                  20,000             0

SUBORDINATED DEBT  - STOCKHOLDER                               0       298,811

 STOCKHOLDERS' EQUITY Common stock,
 par value .001:
     17,000,000 shares authorized,
     7,819,051 (September 30) and 5,203,868
         (December 31) shares issued and outstanding       7,819        43,400
   Receivable from stockholder                                 0      (151,339)
   Additional Paid Capital                             5,030,179             0
   Retained earnings                                     167,923       789,195
                                                     -----------   -----------
        Total stockholders' equity                     5,205,921       681,256
                                                     -----------   -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $14,903,359   $ 7,154,616
                                                     ===========   ===========
See the accompanying notes to these consolidated condensed financial statements

                          MILLENNIUM ELECTRONICS, INC.
                              AND ITS SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       3 MONTHS ENDED                 9 MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                               ----------------------------    ----------------------------
                                                    1997             1996           1997            1996

NET SALES                                      $ 16,615,046    $  9,287,327    $ 36,586,973      21,363,012

COST OF SALES                                    14,707,502       8,126,353      32,700,813      18,691,321
                                               ------------    ------------    ------------    ------------

GROSS PROFIT                                      1,907,544       1,160,974       3,886,160       2,671,691

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      1,294,731         880,977       2,949,131       1,757,333
                                               ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                              612,813         279,997         937,029         914,358

OTHER INCOME (EXPENSE)
    Other income                                        896          95,808          19,667          98,238
    Other expenses                                 (178,820)        (96,913)       (432,122)       (244,267)
                                               ------------    ------------    ------------    ------------

INCOME  BEFORE PROVISION FOR INCOME TAXES           434,889         278,892         524,574         768,329

PROVISION (BENEFIT) FOR INCOME TAXES
    Current                                         263,600           9,400         177,171          12,200
    Deferred                                        (89,600)              0        (145,200)              0
                                               ------------    ------------    ------------    ------------

NET INCOME                                     $    260,889    $    269,492    $    492,603    $    756,129
                                               ============    ============    ============    ============

Net income per share                           $        .03    $        .05    $        .07    $        .15
                                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING               7,953,985       5,203,868       7,285,046       5,203,868
                                               ============    ============    ============    ============



 See the accompanying notes to these consolidated condensed financial statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                   9/30/97        9/30/96
                                                                 (UNAUDITED)     UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $   492,603    $   756,129
     Adjustments to reconcile net income
          to net cash used in operating activities
     Deferred income taxes                                         (145,200              0
     Depreciation and amortization                                   18,160          8,197
     Issuance of common stock for services                             --           38,400

     (Increase) decrease in
          Accounts receivable                                    (3,209,295)    (1,375,662)
          Inventories                                            (1,011,508)      (119,792)
          Prepaid expenses                                           (7,053)       (13,997)
          Other assets                                              (32,001)        (6,533)
     Increase (decrease) in
          Accounts payable and accrued liabilities                  478,352         44,575
          Income Tax Payable                                        144,710          5,521
                                                                -----------    -----------
          Net cash provided by (used in) operating activities    (3,271,232)      (663,162)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Beacon, net of cash acquired                    513,534              0
     Acquisition of Netram, net of cash acquired                    381,712              0
     Due to others                                                  (80,000)             0
     Acquisition of furniture and equipment                         (87,465)       (23,678)
     Other                                                          151,339       (150,000)
                                                                -----------    -----------
          Net cash provided by (used in) investing activities       879,120       (173,678)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from line of credit facility                    2,280,968      1,020,409
     Increase (decrease) in book overdraft                         (191,742)         3,869
     Distributions to stockholders                                 (626,765)      (187,758)
     Proceeds from offering                                       2,983,997
     Offering costs and commissions                                (439,868)
     Repayment of stockholder loan                                 (322,297)
     Proceeds from stockholder loan                                  23,486            320
                                                                -----------    -----------
          Net cash provided by  financing activities              3,707,779        836,840
                                                                -----------    -----------
                   Net change                                     1,315,667           --

Cash at beginning of period                                            --             --
                                                                -----------    -----------
Cash at end of period                                           $ 1,315,667    $      --
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

       For accounting purposes, the acquisition by merger was treated as a recapitalization of MMI (reverse acquisition). MMI is presented as the continuing entity and the historical financial statements are those of MMI. Historical stockholders' equity of MMI prior to the merger was retroactively restated for the equivalent number of shares received in the merger, after giving effect to the reverse stock split. Due to Beacon's lack of business activity prior to the merger, no goodwill was recorded.

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

       The consolidated interim financial statements reflect all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997, or any other future periods.

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

       Lines of Credit
       ---------------

       As of September 30, 1997, the Company had a $10,000,000 line of credit (accounts receivable credit line) expiring September 30, 1999. On the expiration date, the line will automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or bank on the anniversary date. The line bears interest at prime plus 3% per annum. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined accounts receivable. Also, the line is collateralized by substantially all assets of the Company and guaranteed by the Company's majority stockholder. The debt agreement contains certain restrictions as to adequate insurance and Company advances and loans, and limits distributions to stockholders. The Company has an additional Inventory Line of Credit at 25% of finished goods located at 31642 South Pacific Coast Highway, Laguna Beach, California which have been located on such premises for a period not to exceed 30 days. In addition, the Company is required to make a credit facility fee payment of $3,500 per quarter in advance; and a $50,000 loan fee is payable on the earlier of the third anniversary date (September 1999) or the date the loan agreement is terminated or terminates by its terms. The $50,000 loan fee is being accrued monthly over the term of the loan.

       The outstanding balance under the line of credit agreement at September 30, 1997 was $7,513,722 .

       Related Party Transactions
       --------------------------

       The Company pays, on behalf of the majority stockholder and CEO of the Registrant, monthly lease payments of approximately $2,160 for two vehicles.

       Other Significant Transactions
       ------------------------------

       The retained earnings of the Company decreased approximately 70% from $789,195 at 12/31/96 to $167,923 at 9/30/97 primarily due to closing prior year and current year through 3/31/97 retained earnings of the Company into paid-in-capital at the time of the merger as the Company converted from an "S" Corporation to a "C" Corporation, and also due to dividends paid to shareholders for the purpose of paying individual income taxes.

       Inventories of the Company increased approximately 168% from $663,882 at December 31, 1996 to $1,776,688 at September 30, 1997 primarily because the Company used funds made available from the sale of securities and the credit line increase to purchase inventory at advantageous prices.

       On September 30, 1997, the Company expanded its sales of PC systems with the acquisition of NETRAM Components, Inc., a California corporation ("Netram"). The Company acquired Netram via merger. In exchange for all of the issued and outstanding capital stock of Netram, Registrant delivered to the Netram shareholders 576,000 shares of Registrant's Common Stock (approximately
4.6033966 shares of Registrant's Common Stock for each share of Netram capital stock) and an aggregate of $120,000. As a result of this transaction, the Company recorded goodwill in the amount of $1,573,850 and experienced an increase in both cash and accounts receiveable. Netram manufactures and distributes PC systems both to wholesale and retail markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

       This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements of the Company included in this Form 10-Q.

       Forward Looking Statements
       --------------------------

       The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information, see "Factors That May Affect Future Results" herein.

       Background
       ----------

       The Company manufactures, through subcontractors, and distributes DRAM memory upgrade components for PC's, laptop and notebook computers, file servers and printers to retailers, resellers, VARs, VADs, OEMs, aggregators and national or regional distributors. In addition, the Company is also manufacturing and selling computer systems which are manufactured on a pre-sold basis and are primarily sold to the Company's two largest customers.

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

       The Company purchases memory chips in the domestic spot market and from overseas trading companies, which have direct allocations from chip manufacturers. The Company also purchases directly from chip manufacturers. Once memory chips have been purchased, the Company sends the chips to a subcontractor, which builds and tests the finished goods memory product. After the Company receives the assembled memory boards from the subcontractor, the Company retests the boards and adds a unique Company warranty label to each product. For the most part, memory products are pre-sold before the chips are purchased and assembled into memory boards.

       In 1996 and in the nine month period ended September 30, 1997, the Company's top ten customers accounted for approximately 80% and 85%, respectively, of the Company's net sales. While the Company expects to continue to be dependent upon these customers for a significant percentage of its net sales, the composition of the Company's top ten customers may change in the future. The Company has added a number of new customers in recent months, and its strategy is to increase its sales to both existing and new customers. The percentage of the Company's net sales represented by the Company's largest customer in recent months has been on a decline while sales to new and existing customers has been on an incline. International sales by the Company were minimal in both periods.

Income as a Percentage of Net Sales
-----------------------------------

       The following table sets forth certain condensed statements of income data of the Company expressed as a percentage of net sales (unaudited) :





                                          Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                          ------------------   -----------------
                                              1997      1996     1997      1996

Net sales                                    100.0%    100.0%    100.0%   100.0%
Cost of sales                                 88.5      87.5      89.4     87.5
Gross Profit                                  11.5      12.5      10.6     12.5
Sales, general & administrative                7.8       9.4       8.0      8.2
Income  from operations                        3.7       3.1       2.6      4.3

Other income (expense), net                   (1.1)      (.1)     (1.1)     (.7)

Income before provision for income taxes       2.0       3.0       1.5      3.6
Provision (Benefit) for income taxes           1.0        .1        .2       .1
Net income                                     1.6       2.9       1.3      3.5

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

       Net Sales
       ---------

       Net sales consist of sales of memory modules and PC cards less returns and discounts.

       Net sales increased approximately 79% from $9,287,327 in the third quarter period ended September 30, 1996 to $16,615,046 in the third quarter period ended September 30, 1997. The increase was primarily due to an increase in sales of memory products to both existing and new customers. The Company's sales of PC cards to both new and existing customers also increased significantly from the three months ended September 30, 1996 as compared to the same period in 1997. The Company is also increasing its sales of complete PC computer systems.

       Gross Profit
       ------------

       Cost of sales includes the costs of memory chips, computer components, and other components and materials purchased by the Company for its products, as well as subcontractor charges and overhead costs associated with testing and manufacturing.

       Gross profit increased approximately 65% from $1,160,974 in the third quarter period ended September 30, 1996 to $1,907,544 in the third quarter period ended September 30, 1997. Gross margin decreased from 12.5% in the third quarter period ended September 30, 1996 to 11.5% in the third quarter period ended September 30, 1997. This decrease in gross margin was principally due to higher costs related to servicing the Company's largest customer. Sales to this customer increased as the gross profit from that same customer decreased.

       Sales, General and Administrative
       ---------------------------------

       Sales, general and administrative costs include all personnel costs, including salaries, commissions, performance-based bonuses and employee benefits, the costs of advertising, promotions and trade shows, and rental costs and other support costs, including utilities, insurance and professional fees.

       Sales, general and administrative expenses increased approximately 47% from $880,977 in the third quarter period ended September 30, 1996 to $1,294,731 in the third quarter period ended September 30, 1997. As a percentage of net sales, general and administrative expenses decreased from 9.4% in the third quarter period ended September 30, 1996 to 7.8% in the third quarter period ended September 30, 1997, due to the significant increase in net sales. However, the actual dollars spent on selling, general and administrative expenses have increased. Travel has affected the increase in selling expenses due to marketing a wider area for potential growth. The G&A expenses have primarily increased in areas relating to public relations to promote and grow business. The Company has also incurred additional costs as a result of being a public company. Officer salary has also affected the G&A expenses due to the majority stockholder and CEO not taking a salary in 1996, as compared to taking a salary monthly in 1997, which creates an increase in officer salary when comparing third quarter 1996 to third quarter 1997. The increase in the hiring of upper management accompanying the current growth of the company has also increased G&A expenses due to payment of salaries.

       Other Income (Expense), Net
       ---------------------------

       Other income (expense), net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its lines of credit. The Company's use of its principal line of credit increased in the three-month period ended September 30, 1997 from the corresponding period in the prior year. That increase was used to fund increased inventory and receivables as a result of increased sales. The Company expects that its utilization of its principal line of credit will increase as its sales increase. Accordingly, the Company expects interest expenses to increase in the future.

       Provision (Benefit) for Income Taxes
       ------------------------------------

       The Company's effective tax rate for the three months ended September 30, 1997 and 1996 was 40% and 0% respectively. Prior to March 31, 1997, the Company was taxed as an "S" corporation which resulted only in a minimal state tax and no federal income tax. For the three months ended September 30, 1997, the Company recorded a tax provision of $174,000.

Nine Months Ended September 30, 1997  and 1996
----------------------------------------------

       Net Sales
       ---------

       Net sales consist of sales of memory modules and PC cards less returns and discounts.

       Net sales increased approximately 71% from $21,363,012 in the nine-month period ended September 30, 1996 to $36,586,973 in the nine-month period ended September 30, 1997. The increase was primarily due to an increase in sales of memory products to both existing and new customers. The Company's sales of PC cards to both new and existing customers also increased significantly from period to period. The Company is also increasing its sales of complete computer systems.

       Gross Profit
       ------------

       Cost of sales includes the costs of memory chips, computer components and other components and materials purchased by the Company for its products, as well as subcontractor charges and overhead costs associated with testing and manufacturing. Gross profit increased approximately 45% from $2,671,691 in the nine-month period ended September 30, 1996 to $3,886,160 in the nine-month period ended September 30, 1997. Gross margin decreased from 12.5% in the nine-month period ended September 30, 1996 to 10.6% in the nine-month period ended September 30, 1997. This decrease in gross margin was principally due to higher costs related to servicing the Company's largest customer. Sales to the largest customer increased as the gross profit for that same customer decreased.

       Sales, General and Administrative
       ---------------------------------

       Sales, general and administrative costs include all personnel costs, including salaries, commissions, performance-based bonuses and employee benefits, the costs of advertising, promotions and trade shows, and rental costs and other support costs, including utilities, insurance and professional fees.

       Sales, general and administrative expenses increased approximately 68% from $1,757,333 in the nine-month period ended September 30, 1996 to $2,949,131 in the nine-month period ended September 30, 1997. As a percentage of net sales, general and administrative expenses decreased from 8.2% in the nine-month period ended September 30, 1996 to 8.0% in the nine-month period ended September 30, 1997. Selling expenses have decreased primarily due to a change in the sales force compensation structure, effective May 1, 1997, from commissions paid on Gross Profit to established salaries. This change produced a lower salary expense as compared to net sales for the nine month period ended September 30, 1997.

       Other Income (Expense), Net
       ---------------------------

       Other income (expense), net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its lines of credit. The Company's use of its principal line of credit increased in the nine-month period ended September 30, 1997 from the corresponding period in the prior year. That increase was used to fund increased inventory and receivables as a result of increased sales. The Company expects that its utilization of its principal line of credit will increase as its sales increase. Accordingly, the Company expects interest expenses to increase in the future.

       Provision (Benefit) for Income Taxes
       ------------------------------------

       The Company's effective tax rate for the nine months ended September 30, 1997 and 1996 was 6.1% and 1.6% respectively. Prior to March 31, 1997, the Company was taxed as an "S" corporation which resulted only in a minimal state tax and no federal income tax. As a result of the Company converting from an "S" corporation to a "C" corporation on March 31, 1997, the Company recognized a tax benefit of $85,600 resulting from the establishment of a net deferred tax asset at that date. For the nine months ended September 30, 1997, the Company recorded a tax provision of $31,971. The Company expects that its effective tax rate in the future to be approximately 40%.

       Liquidity and Capital Resources
       -------------------------------

       Since its inception, the Company has used funds generated primarily from operations and certain borrowings to support its operations, acquire capital equipment and finance inventory and accounts receivable. In the nine-month periods ended September 30, 1996 and September 30, 1997, the Company used net cash from operating activities of $663,162 and $3,271,232, respectively. At September 30, 1997, the Company had a cash balance of approximately $1,315,667 and approximately $2,486,300 available under its principal line of credit. Its working capital was approximately $3,420,000. The increase in working capital is primarily due to the proceeds from the $3,000,000 private placement which closed at the beginning of the second quarter.

       The Company's cash balance increased from $0 at 12/31/96 to $1,315,667 at 9/30/97 due to (i) increased sales, (ii) the acquisition of Netram's cash reserves, and (iii) the negotiation of more favorable payment terms from the Company's vendors. The change in payment terms from the Company's vendors has also resulted in an increase in the Company's accounts payable.

       In the nine month period ended September 30, 1997, the Company's accounts receivable increased from $6,193,241 at December 31, 1996 to $9,740,759. This increase was due to accounts acquired in the acquisition of Netram and the increase in sales.

       The Company has a revolving line of credit of $10,000,000 which is secured by substantially all of the Company's assets and which expires on September 30, 1999. On the expiration date the line will automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or the bank on the anniversary date. Amounts available for borrowing under the Company's existing line of credit are limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of inventory and accounts receivable. At September 30, 1997, the Company had approximately $7,513,700 outstanding and $2,486,300 was available for borrowing under its principal line of credit. Financial covenants set forth in the Company's line of credit agreement prohibit the Company from paying dividends where the payment of such dividends would reduce the Company's net worth below certain levels. The line of credit is personally guaranteed by the Registrant's principal stockholder.

       Capital expenditures totaled approximately $23,700 and $87,500 in the nine-month periods ended September 30, 1996 and 1997, respectively. Such expenditures were primarily for office and test equipment. As the Company continues to grow, these types of capital expenditures will continue to be necessary.

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

       Significant Customer Concentration
       ----------------------------------

       A single customer accounted for 50%, and 40% of the Company's total sales in 1996 and in the nine months ended September 30, 1997, respectively. At December 1996, and at September 30, 1997, the amounts due from this major customer amounted to approximately $4,785,000, and $3,489,557, respectively. The Company's ten largest customers accounted for 80% and 85% of total sales in those periods. The Company expects to continue to be dependent upon those customers for a significant percentage of its total sales. However, there can be no assurance that such customers will continue to utilize the Company's products at current levels, if at all. The Company is attempting to expand its customer base. However, there can be no assurance that it will be successful in doing so. The loss of a major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's financial results will depend in significant part upon the success of its customers' products.

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

       Intense Competition
       -------------------

       The memory module and personal computer industries are intensely competitive. The memory module and personal computer manufacturing markets are comprised of a large number of competitive companies, several of which have achieved a substantial share of their respective markets. Certain of the

Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the OEM memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Celestica (a division of IBM), Integrated Device Technology, Inc., Micron Electronics, Inc. (a subsidiary of Micron Technology, Inc.), and Multichip Technology, Inc. (a division of Cypress Semiconductor Corporation). The Company also competes with independent memory module manufacturers, including PNY Electronics, Inc. In the computer systems reseller market for memory modules, the Company primarily competes with Kingston Technology, Inc., SMART Modular Technologies, Viking Technology, Inc. and Vision Tek. In the PC manufacturing market, the Company competes against PC manufacturers that maintain captive PC systems production capabilities, including but not limited to companies such as Compaq Computer Corporation, Packard Bell NEC, Inc., and Hewlett-Packard Company. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, the Company competes and expects to continue to compete with certain of its suppliers. Those suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their integration. The Company also faces and may face competition from new and emerging companies that have recently entered or may in the future enter the markets which the Company serves. To be competitive, the Company must continue to produce products promptly, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margins, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

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

       The Company's gross margins have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, declines in selling prices, the level of manufacturing efficiencies achieved and pricing by competitors or suppliers. The selling prices of the Company's existing products have declined in the past and the Company expects that prices will decline in the future. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining selling prices may also have a material adverse effect on the Company's gross margins unless the Company is able to reduce its cost per unit to offset declines in selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit.

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

       Dependence on Limited Sources of Supply
       ---------------------------------------

       The Company depends on third party manufacturers to produce certain of the Company's memory modules and PC computer products. The electronics industry has experienced shortages in semiconductor memory devices and computer components, including DRAM. The Company generally has no written agreements with its suppliers. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments which could damage relationships with current or prospective customers, increase prices and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will receive adequate supplies on a timely basis in the future despite the strong relationships with its current suppliers.

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

       Dependence on Key Personnel
       ---------------------------

       The Company's future operating results depend in significant part upon the continued contributions of its senior management and sales personnel, many of whom would be difficult to replace. Of such persons only Messrs. Troy D. Barnes, the Company's Chief Executive Officer, Douglas P. Morris, its Vice President of Capital Markets, Steven Weinberg, its Executive Vice President, John Torres, the President of its Netram Division, and Terry Tonini, the Vice President of Retail Marketing of its Netram Division, have written employment agreements with the Company. The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing and quality assurance, engineering, marketing, and sales personnel. The Company is actively recruiting such personnel. However, competition for such personnel is intense; and there can be no assurance that the Company will be successful in attracting or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in such positions, and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially adversely affect the Company's business, financial condition and results of operations.

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

       Uncertainty Regarding Protection of Proprietary Rights
       ------------------------------------------------------

       The Company attempts to protect its intellectual property rights through trademarks, trade secrets and a variety of other measures, including non-disclosure agreements. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations. The Company has filed applications with the United States Patent and Trademark Office for registration of the mark and logo "MILLENNIUM Memory, Inc." and the mark "NETRAM." There is no assurance that registration of the marks and logo will be unopposed or granted even if not opposed. Indeed, the distinctive word "MILLENNIUM" is currently employed by several other companies involved in the manufacture and/or sale of computer products and some of those companies have obtained or applied for trademarks prior to the Company's application or first use of the name "MILLENNIUM." Such prior use and filing reduces further the likelihood that trademark registration will be issued to the Company.

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

Difficulties Inherent In The Acquisition Of Or Merger With Other Entities
-------------------------------------------------------------------------

       Acquisitions and mergers involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving the anticipated benefits of the Netram merger will depend in part upon whether the integration of businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. The combination of companies requires, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The integration of certain operations following the Netram merger will require the dedication of management resources that may distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of Netram could have a material adverse effect on the business and results of operations of the Company.

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

PART II  - OTHER INFORMATION

Item 1.       Legal Proceedings
              -----------------
              None.


Item 2.       Changes in Securities
              ---------------------

              On September 12, 1997, Common Stock Purchase Warrants to purchase 560,220 shares at $3.125 per share which were to expire on September 30, 1997 were extended to December 15, 1997.

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

(a)    Exhibits
       --------

       Exhibit No.   Description
       -----------   -----------
       27            Financial Data Schedule

(b)    Reports on Form 8-K
       -------------------

       On July 1, 1997, the Registrant filed with the SEC a current report on Form 8-K dated June 23, 1997 to report that the Common Stock Purchase Warrants sold in Beacon's initial public offering which were to expire on June 30, 1997 were extended to September 30, 1997.

       On October 10, 1997, the Registrant filed with the SEC a current report on Form 8-K dated September 12, 1997 to report (i) the extension of the exercise period of certain options and the Common Stock Purchase Warrants originally issued by the Registrant's predecessor from September 30, 1997 to December 15, 1997 and (ii) the acquisition of NETRAM Components, Inc. by the Registrant. The financial statements of the business acquired, prepared pursuant to Rule 3-05 of the Regulation S-X, and the pro forma financial information required pursuant to
Article 11 of Regulation S-X were not filed on October 10, 1997 with the current report on Form 8-K, but will be filed by an amendment within sixty days following the filing date of the current report.

                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  November 14, 1997
                                        MILLENNIUM ELECTRONICS, INC.



                                        By:   /s/ Troy D. Barnes
                                             ------------------------------
                                             Troy D. Barnes
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

                                   EXHIBIT INDEX

Exhibit                                                               Page
------                                                                ----

Financial Data Schedule                                                26