Form 10-K
period 1997-12-31
MILLENNIUM ELECTRONICS INC
filed 1998-03-31
CIK 884321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997.
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         ____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Registrant's $.001 Par Value Common Stock (based on the price at which such equity was sold) held by non-affiliates of the Registrant. -- $16,152,276.

At March 12, 1998, there were 8,282,366 shares of the Registrant's $.001 Par Value Common Stock outstanding.

                       Documents Incorporated By Reference

The information required by Part III of this report is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 1998, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                            Exhibit Index on Page 53

                                     PART I

ITEM 1.  BUSINESS

         The following discussion contains trend information and other forward-looking statements (including statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect any events or developments. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Future Results." All period references are to the years ended December 31, 1997, 1996 or 1995, unless otherwise indicated.

General
-------
         Millennium Electronics, Inc., a Nevada Corporation (the "Company" or "Registrant"), was incorporated as Millennium Holdings, Inc. in February 1997. The Company manufactures and sells personal computer ("PC") systems and semiconductor memory products through its wholly owned subsidiary, Millennium Memory, Inc., a California corporation ("MMI") originally incorporated as USA Systems Distribution, Inc. in November 1994. The Company is the successor by merger to Beacon Capital Investments, Inc., a Delaware corporation incorporated in November 1991 ("Beacon"), effective March 31, 1997. In a substantially concurrent reverse triangular merger, MMI became a wholly owned subsidiary of the Company. Prior to the mergers, Beacon and the Company had no business activity.

         Pursuant to an Agreement of Merger by and among the Company, MMI, NetRam and the Shareholders of NetRam dated as of September 30, 1997, the Company acquired 100% of the outstanding common stock of NetRam Components, Inc., a California corporation ("NetRam") and nationwide provider of high-end, high-powered PC systems, and NetRam was merged with and into MMI, establishing a new business division of the Company. As of December 31, 1997, the Company had 35 employees.

PRODUCTS

Semiconductor Memory Products
-----------------------------
         The Company manufactures, through subcontractors, and distributes memory upgrade components for PC's, laptop and notebook computers, file servers and printers. The Company provides DRAM memory upgrade products to value added resellers ("VARs"), value added distributors ("VADs"), original equipment manufacturers ("OEM's"), aggregators, and distributors. There are seven major Japanese manufacturers of RAM memory: (1) Toshiba; (2) Mitsubishi; (3) NEC;

(4) Hitachi; (5) Oki; (6) Matsushita/Panasonic; and (7) Fujitsu. Other
Japanese memory manufacturers include NMPX and Mosel-Vitelic. There are three major Korean manufacturers of RAM memory: (1) Samsung; (2) Gold Star; and (3) Hyundai. United States memory manufacturers include Micron Technology, IBM, Motorola and Texas Instruments ("TI"). In addition, Siemens is a European memory manufacturer. The Company purchases memory chips in the spot market from memory trading companies who have direct allocations with the chip manufacturers listed above. The Company also purchases directly from semiconductor manufacturers.

         Once memory chips have been purchased, the Company has historically sent the chips to a subcontractor which builds and tests the finished goods memory modules. After the Company receives the assembled memory modules from the subcontractor, the Company tests all finished goods and adds a unique Company serial number to each product. Memory inventory purchased by the Company is usually pre-sold, so once assembly, testing and serializing has been completed, products are placed in anti-static wrapping to assure electronic static distribution ("EDS") shielding and shipped to customers.

     Industry Background

         The demand for semiconductor memory devices in digital electronic systems has grown dramatically over the last several years as a result of the increasing importance of memory in determining system performance. The demand for greater system performance has required that electronics manufacturers increase the number and functionality of memory devices incorporated into systems. As a result of this trend, and prior to 1996, the percentage of total system costs represented by memory devices rose steadily for several years. Other factors which have contributed to the increasing demand for memory devices include the expanding unit sales of personal computers in the business and consumer market segments; the increasing use of personal computers to perform memory-intensive graphics and multimedia functions; the volume of memory required to support faster microprocessors; the proliferation of increasingly complex personal computer software; and the increasing performance requirements of workstations, servers and networking and telecommunications equipment. Memory integrated circuits encompass several types of devices designed to perform specific functions within computer and other electronic systems.

         One of the most significant categories of semiconductor memory is DRAM. DRAM provides large capacity "main" memory. DRAMs are the most commonly used memory devices for storage and retrieval of data during a system's operation. The market for DRAMs continues to represent a majority of the market for all memory devices. The development of more powerful personal computers and workstations and the increasing emphasis on high-throughput networking and telecommunications products have resulted in the need for higher volumes and greater varieties of DRAM memory in electronic systems. For example, PCs currently based on 486, Pentium and PowerPC microprocessors frequently employ eight to 32 megabytes ("Mbytes") of DRAM, which is significantly more memory than that employed by older generation PCs. There was a dramatic increase in the demand for and price of DRAM in 1995 accompanying the release of Windows 95(R) which requires 16 Mbytes of DRAM memory for higher performance to support Windows 95(R) multitasking capabilities. However, as a result of overproduction and lower than anticipated sales of Windows 95, in 1996 the price of DRAM declined by as much as 80% from the beginning of 1996. Nevertheless, during 1997 the Company's primary product was the 16 Mbyte DRAM which it sold in various configurations. DRAM sales volumes increased in 1997 over 1996 while prices continued to decline as a result of oversupply and increased competition. The Company believes the overall DRAM market is becoming more diversified as a variety of architectures, features, organizations, densities and operating voltages have been introduced to address different applications and performance requirements. Examples of such architectures and features include Synchronous DRAM ("SDRAM"), Synchronous Graphics RAM ("SGRAM"), RAMBUS, Video RAM ("VRAM"), Fast Page Mode ("FPM"), Extended Data Out ("EDO") and Burst EDO. DRAM modules are available in configurations ranging from one bit to 72 bits wide, densities of up to 256 megabits ("MBits") and in operating voltages of 5.0 volts and 3.3 volts. The Company has begun production of its 256 Mbyte modules and expects to increase production of its 256 Mbyte modules as customer demand shifts away from 16 Mbyte DRAM.

     Memory Modules

         Memory modules are compact circuit board assemblies consisting of DRAM or other semiconductor memory devices and related circuitry. Electronic systems increasingly employ memory modules as building blocks in system design as a result of the many advantages memory modules offer OEMs and end users. The use of memory modules enables OEMs to offer a relatively easy path for upgradeability of a personal computer or workstation, a feature of system design which is increasingly required by end users. The use of memory modules allows OEMs to increase flexibility by enabling them to easily configure a system with a variety of different levels of memory, thus enabling OEMs to address multiple price points or applications with a single base system design. To achieve this upgradeability and flexibility, both PC and communications OEMs frequently design their systems to use memory modules as a "daughter card," reducing the need to include memory devices on the motherboard. This design structure frees up space on the motherboard and enables the OEM to use a single motherboard as a common central element of a variety of different systems, resulting in significant cost savings. The use of memory modules further reduces costs by reducing OEMs work-in-process inventories by allowing them to add expensive memory devices to products during the final stages of the manufacturing process.

         The market for memory modules includes both standard and specialty modules. The high volume standard memory module market includes modules that can be sourced from many module suppliers, and are designed to be incorporated into a wide variety of equipment. Such modules employ designs which meet widely used industry specifications primarily utilizing DRAM memory and are available with a variety of options to address the needs of multiple OEMs. Standard memory modules are typically used in desktop personal computers and printers and are sold both to OEMs and through computer resellers directly to end users.

     Strategy for Memory Products

         A significant portion of the DRAM memory module market is serviced by the OEMs, as they ship computers with DRAM already installed. Because the pre-installed memory in the OEM's computers are often inadequate to efficiently run today's software, a large third party memory upgrade market exists. The

Company's objective is to strengthen its position as a supplier of memory modules in high growth markets. The Company believes that its specialization in the memory module market provides it with significant competitive advantages. Since the Company's products, memory upgrade components, are generally considered to be commodities, price is one of the main selling points of the Company's memory.

     Broader OEM Relationships and Distribution Channels

         The Company plans to continue to develop relationships with its existing VARs and OEM customers and to establish relationships with new VARs and OEM customers nationwide. The Company is increasing its sales force to address new opportunities and plans to broaden its distribution channels by focusing additional marketing and sales resources on the computer reseller channel. The Company uses name brand components, such as Toshiba, Oki, Samsung, Fugitsu, Mitsubishi, Panasonic, TI and Motorola that are sold at wholesale prices to resellers and has its own brand name for proprietary products. The Company provides its customers with the Millennium Memory Configurator, a catalog of over 3,000 different systems including notebooks, PCs, servers, workstations and printers, with memory upgrade solutions. The Company's product line includes a wide variety of memory SIMMs and DRAM cards for 95% of all major brand notebooks, PCs, servers, workstations and printers.

     Customers, Sales and Marketing

         The Company's principal customers for its semiconductor memory products include major electronics OEMs, computer distributors, corporate end users, retailers, VARs and distributors. In fiscal 1995, 1996 and 1997, the Company's ten largest customers accounted for approximately 25%, 80% and 61%, respectively, of net semiconductor memory product sales. In fiscal 1995, 1996 and 1997, CompUSA accounted for approximately 12%, 50% and 23% of net semiconductor memory products sales, respectively. In 1997, Avnet, Inc., the second largest customer of the Company's semiconductor memory products in 1997, accounted for approximately 11% of net sales of semiconductor memory products. See "Risk Factors -- Significant Customer Concentration." The Company's direct sales and marketing efforts are conducted in an integrated process involving direct salespeople, customer service representatives and senior executives. Since most of the memory inventory of the Company is pre-sold, the Company maintains minimum inventory and backlog. Accordingly, and since orders constituting the Company's current backlog are subject to change in delivery schedules and are subject to cancellation with only limited or no penalties, backlog is not a reliable indication of future net sales. There can be no assurance that current backlog will necessarily lead to net sales in any future period.

     Manufacturing

         The Company currently subcontracts all of its memory module production requirements to third party manufacturers. Because of the large number of companies qualified to assemble memory components into modules, the Company believes that it has achieved and maintains a rapid manufacturing cycle and is able to offer its customers quick turn around of both small and large projects. The Company is frequently able to provide turn around on major customer orders within days or weeks.

     Competition in Memory Module Industry

         The memory module industry is intensely competitive. The memory module manu facturing market is comprised of a large number of competitive companies, several of which have achieved a substantial share of the market. Certain of the Company's competitors have sub stantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structure and larger customer bases than the Company. The Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Celestica (a division of IBM), Integrated Device Technology, Inc., Micron Electronics, Inc. (a subsidiary of Micron Technology Inc.) and Multichip Technology, Inc. (a division of Cypress Semiconductor Corporation). The Company also competes with independent memory module manufacturers, including PNY Electronics, Inc. In the computer systems reseller market for memory modules, the Company competes with, among others, Kingston Technology, Inc., Smart Modular Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc.

         The Company also faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, the Company competes and expects to continue to compete with certain of its suppliers. Those suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces and may face competition from new and emerging companies that have recently entered or may in the future enter the markets the Company serves. The Company believes that the primary basis of competition in its targeted markets is price and responsiveness to customer requirements in both quality and delivery time. The Company expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of the Company's products and thereby have a material adverse effect on the Company's business, financial condition and results of operations.

         There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer prices and technical performance features superior to the Company's products. To be competitive, the Company must continue to provide technologically advanced products, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margins, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future. See "Factors That May Affect Future Results -- Intense Competition."

Personal Computers
------------------
         The Company develops, markets, assembles, sells and supports a wide range of high-quality, high-performance desktop PC systems as well as a line of network servers under the NetRam brand name. The Company also develops markets, assembles, sells and supports a limited range of quality, low-cost basic computers for home and business under the Laguna Computer brand name. In addition, the Company offers a variety of other system components with its PC systems and network servers, including monitors, modems, audio and video cards, CD-ROM drives, hard drives, floppy drives and network cards.

         The Company's PC systems are designed to include name brand components specified by the Company and, currently, are assembled and tested by a third party manufacturer. The Company expects to begin assembling the PC systems conponents internally by mid-April 1998. The Company is scheduled to achieve ISO 9000 certification by the end of 1998. The Company's PC system manufacturing process is designed to provide PC products to its customers which, generally, are configured by the customer. The customer specifies the desired configuration from those features available in the Company's defined feature sets. The manufacturing process includes assembling components, loading software and testing each system prior to shipment. The Company's PC systems are generally assembled based on customer specifications.

         The Company is currently shifting its focus from its semiconductor memory products to its PC systems. While the Company expects to continue to sell memory modules, it expects to increasingly emphasize sales of PC systems. Net sales of PC systems represented 28% of the Company's total net sales for 1997. The Company anticipates that the net sales of PC systems will represent a larger percentage of the Company's total net sales in the future.

     PC System Product Lines

         The Company's PC systems product lines include the NetRam line and the Laguna line. The NetRam line is targeted for business users and PC enthusiasts and has enhanced multimedia and communication performance. These systems use Pentium and Pentium II microprocessors manufactured by Intel Corporation ("Intel") and are assembled in various memory and storage configurations. NetRam servers are PC compatible platforms that run Microsoft NT and Novell IntraNetware. The Company believes that its NetRam servers provide a high degree of reliability and reduced downtime resulting from hardware and software failures. The Laguna Computer line is designed to provide a flexible and affordable solution for individuals and businesses which require a price point of less than $1,000, computing stability and performance. The Laguna Computer product line uses microprocessors produced by a variety of manufacturers.

     PC System Suppliers

         The Company relies on third party suppliers for its PC system components and seeks to identify suppliers who can provide these components promptly and at competitive prices. The Company purchases substantially all of its PC components, subassemblies and software from suppliers on a purchase order basis and generally does not have long-term supply arrangements with its suppliers. Although the Company is committed to use standard components, subassemblies and software available from multiple suppliers, certain of its components, subassemblies and software are available only from sole suppliers or a limited number of suppliers. Any interruption in the supply of any of the components, subassemblies and software currently obtained from a single source or relatively few sources, or a decrease in the general availability of any other components, subassemblies or software used in the Company's PC systems, could result in production delays and adversely affect the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results - Dependence on Limited Sources of Supply."

     Customers, Sales And Marketing

         The Company's channel marketing approach is aimed toward PC users who evaluate products based on performance, price, reliability, service and support. The Company's PC customer base is comprised of retailers, VARs and certain strategic end-user accounts. The end-users are individuals, small to medium sized businesses, large business and educational entities. The Company markets its PC systems primarily by strategically placing product with select retailers and VARs. The Company directly sells only a limited number of its PC products to certain strategic end-user accounts.

         The Company's sales representatives assist customers in determining system configuration, compatibility and current pricing. Customers generally order systems configured with varying feature sets differentiated by microprocessor speed, hard drive capacity, amount of memory, video and audio capability as well as other features. The Company offers its customers a variety of payment alternatives, including commercial trade terms and cash on delivery. The Company's NetRam systems are sold through the Company's direct sales force, selected high end retail locations and through VARs nationally.

         Levels of unfilled orders for PC systems fluctuate depending upon component availability, demand for certain products, the timing of large volume customer orders and the Company's production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons. Unfilled orders can be canceled by the customer prior to shipment. Due to a customer's ability to cancel or reschedule orders, industrial seasonal and customer buying patterns, unfilled orders may not be representative of actual sales for any succeeding period.

         Net sales of PC systems represented 28% of the Company's total net sales for 1997. The Company's two largest customers for PC systems, CompUSA and Fry's Electronics, Inc., purchased 36.3% and 30.8%, respectively, of the total PC systems sales. See "Risk Factors -- Significant Customer Concentration."

     Manufacturing

         The Company's manufacturing process consists of assembling components, loading software and testing the Company's computer systems. These computer systems are generally built-to-order based on customer specifications. The Company believes that this build-to-order manufacturing process allows the Company to produce customized systems quickly and to achieve rapid inventory turnover, which decreases, although it does not eliminate, exposure to the risks of declining inventory values and the obsolescence of components in inventory caused by the rapid technological change which characterizes the computer industry.

         Following the move into its new facility in the second quarter of 1998, the Company plans to assemble the PC systems internally instead of subcontracting the work. The Company believes that by assembling the PC systems internally, it will be able to increase the efficiency of its manufacturing process. However, there is no assurance that any efficiency will result from the Company's increased participation in the manufacturing of its PC systems or that the Company will be able to maintain or improve the pace of its current manufacturing cycle. See "Factors That May Affect Future Results - Risks Associated With New Facility" and "- No Assurance of Product Quality, Performance and Reliability."

     Competition

         Competition in the PC industry is based primarily upon brand name recognition, performance, price, and reliability and service and support. The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products and rapidly declining component costs. Any general decline in demand, or a decline in the rate of increase of demand, for PC systems could increase competition and could have a material adverse effect on the Company's business, financial condition and results of operations. To remain competitive, the Company must frequently introduce new products as component technologies improve or change and price its products and offer customers lead times comparable to its competitors. In addition, to remain competitive, the Company generally reduces the selling prices of its PC systems in connection with declines in its cost of components. The Company competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett Packard Company, and International Business Machines Corporation, among others, which have traditionally sold their products through national and regional distributors, dealers and VARs, retail stores and direct sales forces. In addition the Company's server products compete with manufacturers of high-end personal computers and workstations as well as manufacturers of mini and mainframe computers, including Data General Corporation and Sun Microsystems, Inc. Many of the Company's PC competitors offer broader product lines and have substantially greater financial, technical, marketing, and other resources than the Company and may enjoy access to more favorable component volume purchasing arrangements than does the Company.

     Strategy for PC Systems

         In the future, the Company expects to face increased competition in the U.S. PC systems market. In order to gain an increased share of the U.S. PC system market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the market. The Company's ability to continue to produce competitively priced products and to maintain existing gross margin percentages will depend on, among other factors, the Company's ability to
(i) sustain high levels of sales and (ii) contain and reduce manufacturing and component costs. Any failure by the Company to transition to new products effectively or to accurately forecast demand for its products may adversely affect the Company's business, financial condition and results of operations.

         In contrast to most of its competitors who generally use many proprietary components, the Company's ability to technologically and functionally differentiate its products comes from its core strategy of using only widely recognized name brand components. In addition, unlike some of its competitors, the Company does not solder any of the components into place in the course of assembling its PC systems. This allows such components to be easily replaced thereby providing customers with an easier upgrade path for their computers. This easy upgrade path allows a customer to more easily take advantage of technological improvements to specific components or to reconfigure the computer to meet increased demands upon it, whether such demands are the result of increased use by the customer or new hardware or software technologies. There can be no assurance that these strategies will allow the Company to compete successfully in the market for PC systems.

Intellectual Property
---------------------
         The Company attempts to protect its intellectual property rights including its trademarks and trade secrets through a variety of measures including federal trademark applications and non-disclosure agreements. There can be no assurance, however, that such measures will provide adequate protection for the Company's intellectual property, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that third parties will not develop similar products or duplicate the Company's products or that third parties will not assert intellectual property infringement claims against the Company. There can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations. The Company has filed two trademark applications with the United States Patent and Trademark Office for the "MILLENNIUM MEMORY, INC." mark and logo. In addition, in connection with the acquisition of NetRam, the Company was assigned the federal trademark application for registration of the "NETRAM" mark and logo. There is no assurance that registration of these marks will be unopposed or granted even if not opposed. The word "MILLENNIUM," the word "RAM" and the ram's head logo are employed by other companies involved in the manufacture and/or sale of computer products which may reduce the likelihood that trademark registrations will be issued to the Company.

         In the semiconductor and computer industries, it is typical for companies to receive notices from time to time alleging infringement of third party intellectual property rights. While there is currently no pending intellectual property litigation involving the Company, the Company may from time to time in the future be notified of claims alleging infringement of third party intellectual property rights. There can be no assurance that third parties will not in the future pursue claims against the Company with respect to the alleged infringement of third party intellectual property rights. Litigation may be necessary to protect the Company's intellectual property rights, to determine the validity of and scope of the proprietary rights of others, or to defend against third party claims of invalidity. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. If any claims or actions are asserted against the Company, the Company may seek to obtain a license for third party intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license for third party technology or marks used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or bearing the disputed mark. Should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. See "Factors That May Affect Future Results -- Uncertainty Regarding Protection of Proprietary Rights."

Environmental Regulation
------------------------
         The Company's operations are subject to certain federal, state, local and foreign environmental protection laws and regulations. However, the Company's operations are not currently impacted significantly by federal, state, local and foreign environmental protection laws and regulations. Nevertheless, public attention has increasingly been focused on the environmental impact of manufacturing operations which use hazardous materials or generate hazardous wastes, and environmental laws and regulations may become more stringent over time. There can be no assurance that the Company and the subcontractors it employs will be able to comply with either present or future regulations, or to obtain all necessary permits required under such regulations, so as not to subject such subcontractors and, hence, the Company to significant compliance expenses, production suspensions or delay, the acquisition of costly equipment or other liabilities. See "Factors That May Affect Future Results -- Environmental Issues."

ITEM 2.  PROPERTIES

         The Company leases approximately 4,000 square feet of administrative offices in Laguna Beach, California, and approximately 4,000 square feet of manufacturing facility in Costa Mesa, California. The Company is moving to a 34,000 square foot facility in April 1998. This new facility will be a combined headquarters for both manufacturing and administration.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

         There were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter of the fiscal year 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. The Company's common stock began trading on the over-the-counter securities market in April, 1997. The over-the-counter market quotations reflect interdealer bid prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The prices were retrieved from ACAP Financial, a market maker for the Company's common stock.

Common Stock
------------

For Fiscal Year Ended December 31, 1997              High           Low
---------------------------------------              ----           ---
        2nd Quarter                                $ 5.50         $ 1.40
        3rd Quarter                                  5.25           5.00
        4th Quarter                                  5.375          5.00

         Prior to April 1997 there was no active market for the Company's securities.

B.   Holders

         As of March 5, 1998, there were 265 holders of record and the Company believes that approximately 178 additional stockholders hold shares of the Company's common stock in "street name."

C.   Dividends

         The Company has never paid a cash dividend on its common stock. The Company intends to retain earnings for use in its business and it is not anticipated that the Company will pay any dividends for at least the next twelve months.

D.   Recent Sales of Unregistered Securities - Conversion of
     Warrants and Options

         On March 25, 1998, the Company completed a private offering of up to 824,220 shares of its common stock to be issued upon the exercise of certain warrants ("Warrants") and options ("Options") originally granted by the Company's predecessor, Beacon Capital Investment, Inc. Each Warrant and Option entitled the holder thereof (each a "Holder," and, collectively, the "Holders") to purchase one share of the Company's common stock at a price of $3.125 per share. Of the 560,220 outstanding Warrants and the 264,000 outstanding Options, the Holders of 403,105 Warrants and 181,805 Options exercised and an aggregate of 584,910 shares of the Company's common stock were issued. Any Warrant or Option which was not exercised was canceled.

         The offering was made under the exemption from the registration requirements of the Securities Act of 19933, as amended, set forth in Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The Company provided each purchaser with the information required under paragraph
(b)(2) of Rule 502 of Regulation D prior to the sale. The Company has made the required filing under Rule 503 of Regulation D. All but six of the Holders who purchased shares of the Company's common stock were accredited investors as defined in Rule 501 of Regulation D and each of those six represented to the Company that they had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATIONS DATA


                          Millennium Electronics, Inc.
                            Selected Financial Data
                                 as of 12/31/97
                                                                     11/4/94
                                                                        to
                            12/31/97     12/31/96     12/31/95       12/31/94
                            --------     --------     --------       --------
Net Sales                  47,468,949   34,345,569   11,976,797       31,784

Gross Profits               5,351,229    3,820,058    1,129,053        3,049

Income from Operations      1,302,495    1,259,939      295,591       (1,774)

Net Income                    612,195      958,439      170,122         (870)

Basic Earnings per Share         0.09         0.18         0.04         0.00

Diluted Earnings per Share       0.08         0.18         0.04         0.00

Weighted Average Shares
  Outstanding               6,892,587    5,203,868    4,127,760    4,127,760

Current Assets             10,570,209    6,890,469    3,021,273      237,682

Total Assets               13,090,556    7,154,616    3,092,878      239,130

Current Liabilities         6,194,515    6,174,549    2,620,135         --

Total Liabilities           6,219,515    6,473,360    2,918,626      235,000

Stockholder's Equity        6,871,041      681,256      174,252        4,130

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of the Company included in this Form 10-K.

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

Background
----------
         The Company manufactures, through subcontractors, and distributes DRAM memory upgrade components for PC's, laptop and notebook computers, file servers and printers to retailers, resellers, VARs, VADs, OEMs, aggregators and national or regional distributors. In 1997, the Company began manufacturing and selling computer systems, which are manufactured on a pre-sold basis and are sold primarily to the Company's two largest customers.

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

         The Company purchases memory chips in the domestic spot market and from overseas trading companies, which have direct allocations from chip manufacturers. The Company also purchases directly from chip manufacturers. Once memory chips have been purchased, the Company sends the chips to a subcontractor, which builds and tests the finished goods memory product. After the Company receives the assembled memory boards from the subcontractor, the Company tests and adds a unique Company warranty label to each product. For the most part, memory products are pre-sold before the chips are purchased and assembled into memory boards.

         In September 1997, the Company expanded its sales of PC Computer Systems with the acquisition of NetRam Components, Inc., a California corporation ("NetRam"). The company acquired NetRam in a merger pursuant to which the former shareholders of NetRam received $120,000 and 576,000 shares of the Company's common stock. NetRam manufactures and distributes PC computer systems both to wholesale and retail markets.

         In 1995, 1996 and 1997 the Company's top ten customers accounted for approximately 25%, 80% and 63%, respectively, of the Company's net sales. While the Company expects to continue to be dependent upon these customers for a significant percentage of its net sales, the composition of the Company's top ten customers may change in the future. The Company has added a number of new customers in recent months, and its strategy is to increase its sales to both existing and new customers. In 1995, 1996 and 1997, the Company's net sales represented by the Company's largest customer accounted for approximately 12%, 50% and 33%, respectively. The Company is currently expanding its base to represent more than two large customers. International sales by the Company were minimal for fiscal 1995, 1996 and 1997.

Income as a Percentage of Net Sales
-----------------------------------
         The following table sets forth-certain statement of income data of the Company expressed as a percentage of net sales:


                                              Year Ended December 31,
                                              -----------------------
                                              1995      1996      1997
                                              ----      ----      ----
Net Sales                                    100.0%    100.0%    100.0%
Cost of Sales                                 90.6      88.9      88.7
Gross Profits                                  9.4      11.1      11.3
Selling, general & administrative              7.0       7.5       8.5
Income from operations                         2.4       3.6       2.8

Other income (expense), net                   (1.0)      (.8)     (1.3)
Income before provision for income taxes       1.4       2.8       1.5
Provision for income taxes                     --        --        0.2
Net income                                     1.4       2.8       1.3


                              Results of Operations
                              ---------------------

1996 vs. 1997

Net Sales
---------
         Net sales increased approximately 38% from $34.3 million in 1996 to $47.4 million in 1997. Net sales of $47.4 million consist of $13.4 million, or

28%, for personal computers and $34.0 million, or 72%, for memory modules and PC cards. The personal computer sales increased from $0 in 1996 to $13.4 million principally due to the acquisition of NetRam in September 1997. Sales of memory modules and PC cards decreased only slightly from $34.3 million in 1996 to $34.0 million in 1997.

Gross Profit
------------
         Cost of sales includes the costs of computer components, memory chips, and other components and materials purchased by the Company for its products, as well as subcontractor charges and overhead costs associated with testing and manufacturing.

         Gross profit increased 40% from $3.8 million in 1996 to $5.4 million in 1997 while gross profit as a percentage of net sales increased from 11.1% in 1996 to 11.3% in 1997. The stability in gross margin was principally due to sales of personal computer systems, which carry higher margins, offsetting declining memory product margins.

Selling, General and Administrative
-----------------------------------
         Selling, general and administrative costs include all personnel costs, including salaries, commissions, performance-based bonuses and employee benefits, the costs of advertising, promotions and trade shows, and rental costs and other support costs, including utilities, insurance and professional fees. Selling, general and administrative expenses increased 58% from $2.6 million in 1996 to $4.0 million in 1997. As a percentage of net sales, selling, general and administrative expenses increased from 7.5% in 1996 to 8.5% in 1997. Travel has affected the increase in selling expenses due to marketing to a wider geographic area for potential growth. G&A expenses have increased in areas relating to the costs of public relations efforts to promote and grow business. The Company has also incurred additional costs as a result of being a public company. Additionally, there has been an increase in the hiring of upper management to accompany the current growth of the company.

Other Income (Expense), Net
---------------------------
         Other income (expense), net increased 109% from a net expense of approximately $285,000 in 1996 to a net expense of approximately $598,000 in 1997. The increase is principally due to additional interest expense incurred as a result of increased borrowing under the Company's line of credit agreement to fund working capital. The Company expects that utilization of its line of credit will continue to increase as sales increase.

Provision for Income Taxes
--------------------------
         The Company's effective tax rate for fiscal year 1996 and 1997 was 1.6% and 13.1%, respectively. The provision for income taxes increased because prior to March 31, 1997, the Company was taxed as an "S" corporation. Effective with the reverse triangular merger on March 31, 1997, the Company lost its "S" corporation status and began to be taxed as a "C" corporation at which time the Company recorded a deferred tax asset in the amount of $87,600 in accordance with SFAS No. 109.

1995 vs. 1996

Net Sales
---------
         Net sales increased 186% from $12.0 million in 1995 to $34.3 million in 1996. The increase was primarily due to an increase in sales of memory products to both existing and new customers and the fact that the Company effectively commenced operations in April of 1995. The Company's sales of PC cards to both new and existing customers also increased significantly from period to period.

Gross Profit
------------
         Cost of sales includes the costs of memory chip and other components and materials purchased by the Company for its products, as well as subcontractor charges and overhead costs associated with testing. Gross profit increased 238% from $1.1 million in 1995 to $3.8 million in 1996. Gross profit as a percent of net sales increased from 9.4% in 1995 to 11.1% in 1996. The increase was principally due to more favorable pricing from suppliers and subcontractors resulting from increasing purchasing power as the Company's volume of purchases increased. The increase in gross profit was also due to the fact that the Company did not effectively begin operations until April of 1995.

Selling, General and Administrative
-----------------------------------
         Selling, general and administrative expenses increased 207% from $833,000 in 1995 to $2.6 million in 1996. As a percentage of net sales, general and administrative expenses increased from 7.0% in 1995 to 7.5% in 1996. Such increases were primarily due to the Company's overall growth and the fact that the Company did not effectively begin operations until April of 1995. Also included in 1996 are the distributions made to the Company's President, which have been reclassified as salary expenses. No such distributions were made in 1995.

Other Income (Expense), Net
---------------------------
         Other income (expense) consists primarily of interest income less interest expense. Interest expense is attributable to the Company's utilization of its line of credit agreement. The Company's use of its principal line of credit has increased in each year since 1995. The increase was used to fund increased inventory as a result of increased sales.

Provision (Benefit) for Income Taxes
------------------------------------
         The Company's effective tax rate for 1995 and 1996 was 1.5% and 1.6%, respectively. Prior to March 31, 1997, the Company was taxed as an "S" corporation, which resulted in a minimal state tax and no federal income tax.

Liquidity and Capital Resources
-------------------------------
         Since its inception, the Company has used funds generated from borrowings to support its operations, finance inventory and acquire capital equipment. In 1995, 1996 and 1997 the Company used cash from operating activities of $2,655,876, $2,440,213 and $1,591,638, respectively. On December 31, 1996 and 1997, the Company had $1,767,250 and $5,122,700 available under its principal line of credit, and working capital of $715,920 and $4,375,700, respectively. The increase in working capital in 1997 over 1996 is attributable to (i) the increase in accounts receivable and inventory due to use of the $3 million in proceeds from the private placement which closed at the beginning of the second quarter of 1997 for working capital purposes, and (ii) subscriptions to purchase the Company's common stock of $1,494,366. This amount was collected subsequent to the balance sheet date and is shown as the asset "stock subscription receivable" in the consolidated balance sheet.

         The Company has a revolving line of credit of $10,000,000 expiring on September 30, 1999 that is secured by substantially all of the Company's assets. On the expiration date the line will automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or the bank on the anniversary date. Amounts available for borrowing under the Company's existing line of credit are limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of inventory and accounts receivable. On December 31, 1996 and 1997, the outstanding balances under the accounts receivable line of credit were $5,082,754 and $4,877,286, respectively. Financial covenants set forth in the Company's line of credit agreement prohibit the Company from paying dividends where the payment of such dividends would reduce the Company's net worth below certain levels and prohibits the Company from engaging in certain transactions without lender approval.

         Capital expenditures totaled approximately $37,310, $39,331 and $101,706 in 1995, 1996 and 1997, respectively. Such expenditures were primarily for office and test equipment. The Company is moving to a new 34,000 square foot manufacturing facility in April of 1998, and expects to make associated capital expenditures of approximately $200,000.

         Although the Company may in the future seek additional funding to accelerate the Company's expansion, the Company believes that the net proceeds from the stock subscription receivable, anticipated cash flow from operations and amounts available under its existing lines of credit will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------
         The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, the factors discussed below.

Significant Customer Concentration
----------------------------------
         During the years ended December 31, 1995, 1996, and 1997, the Company had two major customers which accounted for approximately 12%, 50% and 42% of the Company's net sales, respectively. The amounts due from these major customers on December 31, 1996 and 1997 amounted to approximately $4,785,000 and $5,335,000, respectively. The Company's ten largest customers accounted for 25%, 80% and 63% of net sales in 1995, 1996 and 1997, respectively. The Company expects to continue to be dependent upon those customers for a significant percentage of its sales. However, there can be no assurance that such customers will continue to utilize the Company's products at current levels, if at all. The loss of a major customer or any reduction in orders by any such customer could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company generally has no firm long-term volume commitments from its customers and generally enters into individual purchase orders with its customers. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the Company's business, financial condition and results of operations will depend upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers' products and the general economy. The factors affecting any of the Company's major customers or their customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Intense Competition
-------------------
         The memory module and personal computer industries are intensely competitive. The memory module and personal computer manufacturing markets are comprised of a large number of competitive companies, several of which have achieved a substantial share of their respective markets. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the OEM memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Celestica (a division of IBM), Integrated Device Technology, Inc., Micron Electronics, Inc. (a subsidiary of Micron Technology Inc.), and Multichip Technology, Inc. (a division of Cypress Semiconductor Corporation). The Company also competes with independent memory module manufacturers, including PNY Electronics, Inc. In the computer systems reseller market for memory modules, the Company primarily competes with Kingston Technology, Inc., SMART Modular Technologies, Viking Technology, Inc. and Vision Tek. In the PC manufacturing market, the Company competes against PC manufacturers that maintain captive PC systems production capabilities, including but not limited to companies such as Compaq Computer Corporation, Packard Bell NEC. Inc., Dell Computer Corporation, Gateway 2000, Inc. and Hewlett-Packard Company. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, the Company competes and expects to continue to compete with certain of its suppliers. Those suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their integration. The Company also faces and may face competition from new and emerging companies that have recently entered or may in the future enter the markets, which the Company serves. To be competitive, the Company must continue to produce products promptly, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margins, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

Fluctuations in Operating Results
---------------------------------
         The Company's results of operations and gross margins have in the past fluctuated significantly and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may affect in the future the Company's results of operations include the inability to procure required components, adverse changes in the mix of products sold by the Company, fluctuating market demand for and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, patterns of spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines, unexpected product returns, and cycles in the Company's targeted markets. Other factors which may affect the Company's results of operations in the future include the loss of a principal customer or the short term loss of a customer due to product inventory accumulation by the customer (such as occurred in the second quarter of 1997), the ability to volume produce products and meet customer requirements, the timing of expenditures in anticipation of increased sales, and regulatory changes.

         In addition, operating results in future periods may be impacted by general economic conditions and various competitive factors, including price-based competition and competition from other parties employing competing technologies. The Company's operating results could also be affected in any given period by business interruptions or costs associated with an earthquake, fire, theft or other similar events outside the control of the Company, which events may not be fully covered by applicable insurance coverage.

         The Company's gross margins have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, declines in selling prices, the level of manufacturing efficiencies achieved and pricing by competitors or suppliers. The selling prices of the Company's memory products have declined in the past and the Company expects that prices will decline in the future. The decline in selling price may be offset by increased unit sales volumes of existing memory products or the introduction and sale of new semiconductor memory products in quantities sufficient to compensate for any declines in selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of its semiconductor memory products, introduce and sell new semiconductor memory products or reduce its cost per unit.

         Alternatively, the Company could, and expects to, compensate for such declines by an increase in the sales of PC systems. The margins associated with the sale of the Company's PC systems are higher than those associated with the Company's semiconductor memory products. Accordingly, the Company's ability to maintain or increase net sales will be, in part, dependent upon its ability to transition from primarily selling semiconductor memory products to primarily selling PC systems. Declining selling prices of its PC systems may also have a material adverse effect on the Company's gross margins unless the Company is able to reduce its cost per unit to offset declines in selling prices or increase the unit sales volume of its PC systems. There can be no assurance that the Company will be able to successfully change its focus from selling semiconductor memory products to selling PC systems, reduce its cost per units of its PC products or increase the unit sales volumes of its PC systems.

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

         There can be no assurance that the Company will maintain its current level of net sales or rate of growth for any period in the future. Accordingly, there can be no assurance that the Company will be able to be profitable or that it will not sustain losses in future periods. The Company believes that the period-to-period comparisons of the Company's financial results should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors.

Dependence on Limited Sources of Supply
---------------------------------------
         The Company depends on third party manufacturers to produce certain of the Company's memory modules and PC computer products. The electronics industry has experienced shortages in semiconductor memory devices and computer components, including DRAM. Shortages may occur in the future or supplies could be available only with increased lead times. The Company generally has no written agreements with its suppliers. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments which could damage relationships with current or prospective customers, could impede the Company's ability to respond quickly to changes in demand, could increase prices and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will receive adequate supplies on a timely basis in the future despite the strong relationships with its current suppliers.

Risks Associated With New Facility
----------------------------------
         The Company expects to begin operations at its new facility and to be fully operational in the second quarter of 1998. This facility requires the expenditure of significant management resources. In addition to the usual risk of establishing a new manufacturing facility, such as installation of equipment, implementation of systems, procedures and controls and the hiring and training of qualified personnel, there are additional risks associated with this facility. The Company is expanding its business to include the process of assembling its PC systems. There can be no assurance that the Company will not to experience delays and other start-up difficulties or that once the facility is fully operational that it will produce high quality and low cost memory modules and PC systems. Manufacturing and other problems which occur in connection with the commencement, expansion and integration of operations at this facility could materially adversely affect the Company's results of operations and financial condition.


Difficulties Inherent In The Acquisition Of Or Merger With Other Entities
-------------------------------------------------------------------------
         Acquisitions and mergers involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving the anticipated benefits of the NetRam merger will depend in part upon whether the integration of businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. The combination of companies requires, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The integration of certain operations following the NetRam merger will require the dedication of management resources that may distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of NetRam could have a material adverse effect on the business and results of operations of the Company.

Inventory Purchasing Policy
---------------------------
         The Company's current policy is to purchase 75% of its inventory only if it has been pre-sold; the balance is generally purchased at reduced prices in anticipation of future sales. Such anticipatory purchases will expose the Company to the risk that it will not be able to use such components before they become obsolete and to adverse fluctuations in the price of such components and of the products the Company sells, while the non-anticipatory purchasing policy exposes the Company to the risk that it will either not be able to receive inventory in a timely manner or will have to pay a higher price for such inventory. Accordingly, there can be no assurance that the Company's purchasing policy will be profitable.

Management of Growth; Expansion of Operations
---------------------------------------------
         The Company has significantly expanded its operations since its inception. Projected future growth will significantly increase the responsibility of existing management, which may place a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage future growth will depend upon continued expansion of its accounting and other internal management systems, procedures and controls. The Company is scheduled to become ISO 9000 certified by the end of 1998. There can be no assurance that significant problems in those areas will not occur. Any failure to expand those systems, procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

         In connection with the Company's recent growth, the Company's operating expenses have increased significantly and the Company anticipates that operating expenses will continue to increase significantly in the future. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, the Company's business, financial condition and results of operations would thereby be subject to material adverse effects. Certain customers have required and may continue to require accelerated delivery schedules, which have placed and may continue to place an excessive burden on the Company's resources. In order to achieve anticipated sales levels and profitability, the Company will continue to be required to manage its assets and operations efficiently. In addition, should the Company expand geographically, it may experience certain inefficiencies from management of geographically dispersed facilities.

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

         The Company's Laguna product line is directed towards a segment of the personal computer market which is characterized by even greater competition than that segment in which the Company's NetRam line competes. There are correspondingly greater market pressures on the pricing and margins of the Laguna product line. While the competition in the higher-end segment of the personal computer market to which the NetRam product line caters is currently less, there can be no assurance that the competition will remain less and that there will be less downward pressure on prices of the NetRam products than there currently is on the Laguna products.

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

Dependence on Key Personnel
---------------------------
         The Company's future operating results depend in significant part upon the continued contributions of its senior management and sales personnel, many of whom would be difficult to replace. Of such persons only Mr. Troy D. Barnes, the Company's Chief Executive Officer, Douglas P. Morris, its Vice President of Capital Markets, John Torres, the President of its NetRam Division, Terry Tonini, the Vice President of Retail Marketing and Rusty Wilson, the Senior Vice President of Sales and Marketing, have written employment agreements with the Company. The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing and quality assurance, engineering, marketing, and sales personnel. The Company is actively recruiting such personnel. However, competition for such personnel is intense; and there can be no assurance that the Company will be successful in attracting or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in such positions, and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially adversely affect the Company's business, financial condition and results of operations.

No Assurance of Product Quality, Performance and Reliability
------------------------------------------------------------
         The Company expects that its customers will continue to establish demanding specifications for quality, performance, reliability and delivery. In the past, the Company has not experienced significant quality problems, in part because the manufacturers of memory modules sold by the Company have accepted responsibility for any product returns. However, there can be no assurance that problems will not occur in the future with respect to the quality, performance, reliability and delivery of the Company's semiconductor memory products. If such problems occur, the Company could experience increased costs associated with such products, delays in or cancellations or rescheduling of orders or shipments of semiconductor memory products, delays in collecting accounts receivable and increases in product returns and discounts, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

         In addition, the Company's management has had no experience managing the assembly of its PC systems. Although management has overseen the work performed by the subcontractors who have historically assembled the Company's PC systems and has hired consultants to assist them during the transition to internal assembly of the PC systems, there can be no assurance that management's lack of experience will not result in an increase in problems with PC systems product quality and returns of PC systems. If such problems occur, the Company could experience increased costs associated with the PC systems, delays in or cancellations or rescheduling of orders or shipments of PC systems, delays in collecting accounts receivable and increases in product returns and discounts, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

Uncertainty Regarding Protection of Proprietary Rights
------------------------------------------------------
         The Company attempts to protect its intellectual property rights including its trademarks and trade secrets through a variety of measures, including federal trademark applications and non-disclosure agreements. There can be no assurance, however, that such measures will provide adequate protection for the Company's intellectual property, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company. There can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations. The Company has filed two trademark applications with the United States Patent and Trademark Office for the "MILLENNIUM MEMORY, INC." mark and logo. In addition, in connection with the acquisition of NetRam, the Company was assigned the federal trademark application for registration of the "NETRAM" mark and logo. There is no assurance that registration of these marks and logos will be unopposed or granted even if not opposed. The word "MILLENNIUM," the word "RAM" and the ram's head design are employed by other companies involved in the manufacture and/or sale of computer products, which may reduce the likelihood that trademark registrations will be issued to the Company.

         In the semiconductor and computer industries, it is typical for companies to receive notices from time to time alleging infringement intellectual property rights. While there is currently no pending intellectual property litigation involving the Company, the Company may from time to time in the future be notified of claims alleging infringement of third party intellectual property rights. There can be no assurance that third parties will not in the future pursue claims against the Company with respect to the alleged infringement of third party intellectual property rights. Litigation may be necessary to protect the Company's intellectual property rights, to determine the validity of and scope of the proprietary rights of others, or to defend against third party claims of invalidity. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

         There can be no assurance that infringement, invalidity, right to use or ownership claims of third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. If any claims or actions are asserted against the Company, the Company may seek to obtain a license for third party intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license for third party technology or marks used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or bearing a disputed mark. Should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

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

Recently Issued Accounting Pronouncement
----------------------------------------
         SFAS No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS No. 130 will have a material impact on its financial position or results of operations.

Year 2000
---------
         The Company has not made a formal assessment of Year 2000 issues. Generally, "Year 2000 issues" refers to problems that may arise due to the inability of some computer software to distinguish between the early part of the present century and the early part of the next because the software only uses two digits to identify the year. Thus, 2001 would be indistinguishable from 1901. The Company believes that there are three possible ways that it could be impacted by this problem. First, the Company's internal software could fail. If the Company's software should fail it might disrupt accounting, inventory control, order processing and similar tasks. Although it has not made an assessment of its software, the Company does not believe that its internal software is susceptible to Year 2000 problems. The Company believes that even if its software should fail, remediation would not create a material expense.

         The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers and customers. The Company does not believe that either its suppliers or customers could not continue to conduct business even in the face of Year 2000 problems. In addition, the Company believes that its customers and suppliers are sufficiently sophisticated computer users that they will not experience problems, either by remediation or because they are already using software which can make the distinction between centuries ("Year 2000 compliant"). In the event that either its suppliers or customers should experience software failure, the Company believes that the impact of either eventuality would not be material. The third possible threat posed to the Company by Year 2000 issues is one of a general downturn in the economy due to software failures. The Company believes that this is a remote possibility.

         Although the Company believes that it will not suffer any material adverse effects as a result of Year 2000 issues, it has not made a formal assessment of the problem and it cannot be certain its judgment regarding Year 2000 is correct. In the event that the Company, its supplier or customers experience a software failure such a failure could have a material adverse impact on the Company's business financial condition and results of operations. Similarly, if the economy as a whole should be adversely impacted by Year 2000 problems, it could have a material adverse effect on the Company's business financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                               December 31, 1997
--------------------------------------------------------------------------------




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


FINANCIAL STATEMENTS

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Stockholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Millennium Electronics, Inc.



We have audited the accompanying consolidated balance sheets of Millennium Electronics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Electronics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 6, 1998, except for
Note 14 as to which the date
is March 3, 1998

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                                     ASSETS
                                                           1997          1996
                                                           ----          ----
Current Assets
  Cash and cash equivalents                            $   211,273   $      --
  Accounts receivable, net of an allowance
    for doubtful accounts of $175,000 and
    $136,000, respectively                               6,876,495     6,193,241
  Stock subscription receivable                          1,494,366          --
  Inventories                                            1,541,666       663,882
  Prepaid expenses                                         100,139        33,346
  Income taxes receivable                                  163,719          --
  Deferred tax asset                                       125,000          --
  Other current assets                                      57,551          --
                                                       -----------   -----------

       Total current assets                             10,570,209     6,890,469

Furniture and equipment, net                               147,675        55,608
Other assets                                                97,735       208,539
Excess cost over fair value of net assets
  acquired, net of accumulated amortization
   of $84,258                                            2,274,937          --
                                                       -----------   -----------


          Total Assets:                                $13,090,556   $ 7,154,616
                                                       ===========   ===========







   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS (Continued)
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1997          1996
                                                          ----          ----
Current Liabilities
  Book overdraft                                      $      --     $   191,742
  Lines of credit                                       4,877,286     5,232,754
  Accounts payable and accrued liabilities              1,317,229       739,172
  Income tax payable                                         --          10,881
                                                      -----------   -----------

       Total current liabilities                        6,194,515     6,174,549

Subordinated Debt  - Stockholder                             --         298,811
Deferred tax liability                                     25,000          --
                                                      -----------   -----------

          Total liabilities                             6,219,515     6,473,360
                                                      -----------   -----------

Commitments and Contingencies (Notes 4 and 7)

Stockholders' Equity
  Preferred stock, $0.001 par value
    5,000,000 shares authorized
    no shares issued and outstanding                         --            --
  Common stock, $0.001 par value
    25,000,000 shares authorized
    8,167,150 and 5,203,868 shares issued
    and outstanding, respectively                           8,167         5,204
  Additional paid-in capital                            6,575,359        38,196
  Receivables from stockholder                               --        (151,339)
  Retained earnings                                       287,515       789,195
                                                      -----------   -----------

          Total stockholders' equity                    6,871,041       681,256
                                                      -----------   -----------
          Total liabilities and stockholders' equity  $13,090,556   $ 7,154,616
                                                      ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                       1997            1996            1995
                                    ----------      ----------      ----------

Net sales                          $ 47,468,949    $ 34,345,569    $ 11,976,797

Cost of sales                        42,117,720      30,525,511      10,847,744
                                   ------------    ------------    ------------

Gross profit                          5,351,229       3,820,058       1,129,053

Selling, general, and
  administrative expenses             4,048,734       2,560,119         833,462
                                   ------------    ------------    ------------

Income from operations                1,302,495       1,259,939         295,591
                                   ------------    ------------    ------------

Other income (expense)
  Other income                           20,280         125,257          28,455
  Interest expense                     (617,974)       (410,957)       (151,324)
                                   ------------    ------------    ------------

    Total other income (expense)       (597,694)       (285,700)       (122,869)
                                   ------------    ------------    ------------

Income before provision for
  income taxes                          704,801         974,239         172,722

Provision for income taxes               92,606          15,800           2,600
                                   ------------    ------------    ------------

Net income                         $    612,195    $    958,439    $    170,122
                                   ============    ============    ============

Basic earnings per share           $       0.09    $       0.18    $       0.04
                                   ============    ============    ============

Diluted earnings per share         $       0.08    $       0.18    $       0.04
                                   ============    ============    ============

Weighted average shares
  outstanding                         6,892,587       5,203,868       4,127,760
                                   ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF
                                                            STOCKHOLDERS' EQUITY
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                                                              Additional    Receivable
                               Common Stock     Paid-in          from        Retained
                                  Shares         Amount        Capital      Stockholder     Earnings        Total
                                  ------         ------        -------      -----------     --------        -----
Balance, December 31, 1994     $ 4,127,760    $     4,128    $       872   $      --      $      (870)   $     4,130
Net income                            --             --             --            --          170,122        170,122
                               -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 1995       4,127,760          4,128            872          --          169,252        174,252

Issuance of common
  stock for services             1,076,108          1,076         37,324          --             --           38,400

Increase in receivable
  from stockholder                    --             --             --        (151,339)          --         (151,339)

Net income                            --             --             --            --          958,439        958,439

Distribution to stockholders          --             --             --            --         (338,496)      (338,496)
                               -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 1996       5,203,868          5,204         38,196      (151,339)       789,195        681,256

Distributions to "S"
  corporation stockholders            --             --             --            --         (612,788)      (612,788)

Cancellation of shares            (130,098)          (130)           130          --             --             --

Transfer of capital
  resulting from converting
  from "S" corporation to
  "C" corporation                     --             --          501,087          --         (501,087)          --






   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF
                                                STOCKHOLDERS' EQUITY (Continued)
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                                                              Additional    Receivable
                               Common Stock     Paid-in          from        Retained
                                  Shares         Amount        Capital      Stockholder     Earnings        Total
                                  ------         ------        -------      -----------     --------        -----
Issuance of common stock
  for:
    private placement            1,575,000          1,575      2,377,160          --             --        2,378,735

    exercise of options
      and warrants                 478,197            478      1,493,888          --             --        1,494,366

    merger of Beacon Capital
      Investment, Inc.             464,183            464        387,474          --             --          387,938

    purchase of NetRam
      Components, Inc.             576,000            576      1,727,424          --             --        1,728,000

Issuance of warrants in lieu
  of loan origination fees            --             --           50,000          --             --           50,000

Repayment of receivable from
  stockholder                  $      --      $      --      $   151,339   $      --      $   151,339           --
Net income                            --             --             --            --          612,195        612,195
                               -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 1997     $ 8,167,150    $     8,167    $ 6,575,359   $      --      $   287,515    $ 6,871,041
                               ===========    ===========    ===========   ===========    ===========    ===========







   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                                                     1997           1996           1995
                                                  ----------     ----------     ----------
Cash flows from operating activities
  Net income                                     $   612,195    $   958,439    $   170,122
  Adjustments to reconcile net income to net
    cash used in operating activities
      Depreciation and amortization                  113,270         11,888         10,591
      Deferred income taxes                         (100,000)          --             --
      Stock issued for services rendered                --           38,400           --
  (Increase) decrease in
    Accounts receivable                            2,227,388     (3,763,497)    (2,429,744)
    Inventories                                     (776,486)       (98,894)      (564,988)
    Income taxes receivable                         (163,719)          --             --
    Prepaid expenses                                 (66,793)        (6,805)       (20,223)
    Other assets                                       8,224        (12,519)       (43,440)
  Increase (decrease) in
    Accounts payable and accrued liabilities      (3,434,836)       424,494        219,206
    Income tax payable                               (10,881)         8,281          2,600
                                                 -----------    -----------    -----------

Net cash used in operating activities             (1,591,638)    (2,440,213)    (2,655,876)
                                                 -----------    -----------    -----------
Cash flows from investing activities
  Acquisition of furniture and equipment            (101,706)       (39,331)       (37,308)
  Repayment (issuance) of note receivable to
    stockholder                                      151,339       (151,339)          --
  Acquisition of Beacon Capital Investment,
    Inc., net of cash acquired                       513,534           --             --
  Acquisition of NetRam Components, Inc., net
    of cash acquired                                 261,712           --             --
  Other                                                  999           --             --
                                                 -----------    -----------    -----------
Net cash provided by (used in) investing
  activities                                         825,878       (190,670)       (37,308)
                                                 -----------    -----------    -----------
Cash flows from financing activities
  Increase (decrease) in book overdraft             (191,742)      (144,342)       336,084
  Net proceeds from (payments on) line of
    credit facility                                 (355,468)     3,170,509      2,062,245
  Proceeds from (payments on) stockholder
    note payable                                    (298,811)           320         63,491
  Proceeds from private placement                  3,000,000           --             --
  Payment of offering costs                         (564,158)       (57,108)          --
  Distribution to "S" corporation stockholders      (612,788)      (338,496)          --
                                                 -----------    -----------    -----------
Net cash provided by financing activities            977,033      2,630,883      2,461,820
                                                 -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                                     1997           1996           1995
                                                  ----------     ----------     ----------

Net increase (decrease) in cash                  $   211,273    $      --      $  (231,364)

Cash and cash equivalents, beginning of
  period                                                --             --         (231,364)
                                                 -----------    -----------    -----------

Cash and cash equivalents, end of period         $   211,273    $      --      $      --
                                                 ===========    ===========    ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
During the years ended December 31, 1997, 1996, and 1995, the Company paid income taxes of $356,325, $7,519, and $0, respectively, and interest of approximately $618,000, $411,000, and $151,000, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
In 1997, the Company issued warrants for loan origination fees valued at $50,000 and issued stock subscription receivables in the amount of $1,494,366.

In 1996, the Company issued 1,076,108 shares of common stock for compensation and services rendered valued at $38,400.

See Notes 8 and 13 for other non-cash investing and financing activities.













   The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business
---------------------------------
Millennium Electronics, Inc. ("MEI") was incorporated in Nevada on February 13, 1997 with the intent to be a holding company. MEI, through its wholly-owned subsidiaries (collectively the "Company"), is engaged in the manufacturing, through subcontractors, and distribution of Dynamic Random Access Memory, memory upgrade components for personal computers, laptops, and notebook computers, file servers and printers to retailers, resellers, value added resellers, value added distributors, original equipment manufacturers, aggregators, and national or regional distributors. In addition, the Company is engaged in the manufacture and distribution of computers to resellers.

Mergers
-------
MEI is the successor by merger to Beacon Capital Investments, Inc., a Delaware corporation ("Beacon"), effective March 31, 1997. The exchange rate in the re-incorporation merger was two and one-half shares of Beacon for one share of MEI. Due to Beacon's lack of business activity prior to the merger, no excess cost over fair value of net assets acquired was recorded.

In addition, in a substantially concurrent reverse triangular merger, Millennium Memory, Inc., a California corporation ("MMI") became a wholly owned subsidiary of MEI. MEI issued 6,778,868 shares of its common stock in a one-for-one exchange for all of the issued and outstanding common stock of MMI. Prior to the mergers, Beacon and MEI had no business activity. For accounting purposes, the acquisition by merger was treated as a recapitalization of MMI (reverse acquisition). MMI is presented as the continuing entity, and the historical financial statements are those of MMI. Historical stockholders' equity of MMI prior to the merger was retroactively restated for the equivalent number of shares received in the merger. In conjunction with the merger, MMI completed a private placement offering (see Note 8).

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of MEI, MMI, and NetRam Components, Inc. ("NetRam") from the date of acquisition (see
Note 13), September 30, 1997, after the elimination of intercompany accounts and transactions.

Cash and Cash Equivalents
-------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Stock Subscription Receivable
-----------------------------
At December 31, 1997, the Company had subscriptions to purchase its common stock of $1,494,366. This amount was collected subsequent to the balance sheet date; therefore, the amount is shown as an asset in the accompanying consolidated balance sheet.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined by the weighted average method.

Furniture and Equipment
-----------------------
Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets as follows:

        Computer and telephone equipment          5 years
        Office furniture                          7 years
        Test equipment                            5 years

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Excess Cost over Fair Value of Net Assets Acquired
--------------------------------------------------
The Company continually monitors its excess cost over fair value of net assets acquired (which is amortized over seven years) to determine whether any impairment of this asset has occurred. In making such determination with respect to excess cost over fair value of net assets acquired, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets, which gave rise to this amount.

Revenue Recognition
-------------------
The Company recognizes revenue from product sales at the time of shipment net of expected returns.

Income Taxes
------------
For the years ended December 31, 1996 and 1995, and for the period from January 1, 1997 to March 31, 1997, the Company elected to be taxed as an "S" corporation. Under these provisions, the stockholders are liable for income tax on their respective shares of the Company's taxable income. In addition, there is a 1.5% tax on the Company's taxable income for state purposes.

Effective April 1, 1997, the Company elected to be taxed as a "C" corporation. At that date, the retained earnings of the "S" corporation of $501,087 were transferred to additional paid-in capital.

Effective March 31, 1997, the Company began accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and the Company recorded a deferred tax asset and deferred tax liability of $95,200 and $7,600, respectively, upon implementation. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. No valuation allowance was established as of December 31, 1997 as full realization of the future deductions is anticipated. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the nine months ended December 31, 1997, such timing differences arose primarily from differences in the methods of accounting for book and tax purposes.

Earnings per Share
------------------
For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Earnings per share for 1996 and 1995 have been restated using the methodologies of SFAS No. 128

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for the line of credit facility and subordinated debt obligation also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Concentrations of Credit Risk
-----------------------------
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and trade receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company sells products in the United States and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company also has credit insurance that covers a majority of its accounts receivable balance.

Reclassifications
-----------------
Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation with no effect on previously reported net income or stockholders' equity.


NOTE 2 - INVENTORIES

         Inventories consisted of the following at December 31:

                                                    1997           1996
                                                  --------       --------
              Memory components                  $  767,826     $  663,882
              Computer components                   773,840           --
                                                 ----------     ----------

                 Total                           $1,541,666     $  663,882
                                                 ==========     ==========


NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment consisted of the following at December 31:

                                                    1997           1996
                                                  --------       --------
              Computer and telephone equipment   $  112,714     $   61,411
              Office furniture                       28,337          4,132
              Test equipment                         58,168         12,596
                                                 ----------     ----------

                                                    199,219         78,139
              Less accumulated depreciation          51,544         22,531
                                                 ----------     ----------

                 Total                           $  147,675     $   55,608
                                                 ==========     ==========


NOTE 4 - LINES OF CREDIT

As of December 31, 1997, the Company had a $10,000,000 line of credit (accounts receivable credit line) expiring September 30, 1999. On the expiration date, the line shall automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or the lender on the anniversary date. The line bears interest at prime plus 3%. (Prime rate was 8.5% and 8.25% on December 31, 1997 and 1996, respectively). The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined accounts receivable. In addition, the line is collateralized by substantially all assets of the Company.

The debt agreement contains certain restrictions and covenants that prohibits the Company from entering into certain transactions without lender approval and also limits distributions to stockholders. The Company was in compliance with all its covenants as of December 31, 1997 and 1996. In addition, the Company is required to make a credit facility fee payment of $3,500 per quarter in advance, and a $50,000 loan fee is payable on the earlier of the third anniversary date (September 1998) or the date the loan agreement is terminated or terminates by its terms. The $50,000 loan fee is being accrued over the term of the agreement.

As of December 31, 1997, the Company had a $500,000 line of credit (inventory credit line). The Company borrowed an initial amount of $150,000, which was repaid on March 31, 1997. Any additional advances are repaid by applying 25% of each advance from the accounts receivable credit line. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined inventories. This line of credit's remaining terms are identical to the accounts receivable credit line.

The outstanding balance under the accounts receivable line of credit agreement at December 31, 1997 and 1996 was $4,877,286 and $5,082,754, respectively. The outstanding balance under the inventory line of credit agreement at December 31, 1997 and 1996 was $0 and $150,000, respectively.


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following at December 31:

                                                    1997           1996
                                                  --------       --------
              Accounts payable                   $1,192,824     $  478,504
              Accrued commissions                    67,500        211,607
              Other accrued liabilities              56,905         49,061
                                                 ----------     ----------

                  Total                          $1,317,229     $  739,172
                                                 ==========     ==========


NOTE 6 - SUBORDINATED DEBT - STOCKHOLDER

As of December 31, 1996, the Company obtained a line of credit from the majority stockholder of the Company, which is subordinated to the lines of credit (Note
4). The stockholder line of credit may not exceed $500,000. Interest on the credit line is 7.6% per annum. The entire principal and accrued interest was paid in full during the year ended December 31, 1997. The balance on the stockholder credit line was $0 and $298,811 as of December 31, 1997 and 1996, respectively.

NOTE 7 - COMMITMENTS

Lease Agreements
----------------
The Company leases certain facilities for its corporate and operations offices under non-cancelable operating lease agreements that expire in 2003.

The minimum commitments under these lease agreements are as follows:

                   Year Ended
                  December 31,
                  ------------
                      1998                       $  223,353
                      1999                          306,732
                      2000                          315,666
                      2001                          326,589
                      2002                          338,505
                      Thereafter                     85,371
                                                 ----------
                      Total                      $1,596,216
                                                 ==========

Rent expense was approximately $73,000, $57,000, and $22,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Employment Agreements
---------------------
The Company entered into a five-year employment agreement with its CEO and majority stockholder. Under the terms of the agreement, the Company's CEO will receive an annual salary, plus a performance bonus to be determined by the Board of Directors, of which nothing was granted for the years ended December 31, 1997, 1996, and 1995, and a monthly car allowance of $2,160.


NOTE 8 - STOCKHOLDERS' EQUITY

Stock Option Plans
------------------
The Company's 1996-97 Stock Incentive Plan (the "Non-Qualified Plan") provides for the granting of stock options to employees and certain consultants to the Company (but not to officers or directors). The Board has authority to amend, suspend, or terminate the Non-Qualified Plan, provided that no such action may affect any option previously issued under the Non-Qualified Plan, and will administer the Non-Qualified Plan. A total of 260,193 shares of common stock have been reserved for issuance upon exercise of options granted under the Non-Qualified Plan. Options under the Non-Qualified Plan may be exercised in various installments, not to be exercised beyond ten years.

The Company's 1997 Incentive Stock Option Plan (the "Qualified Plan") provides for the granting of stock options to eligible persons, as determined by the Board of Directors. The Board has authority to amend, suspend, or terminate the Qualified Plan, provided that no such action may affect any options previously issued under the Qualified Plan, and will administer the Qualified Plan. The Qualified Plan will terminate in April 2007. A total of 1,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Qualified Plan. Options under the Qualified Plan may be exercised in various installments, not to be exercised beyond ten years. The exercise price is not to be less than 100% of the fair market value of the common stock at the time of grant. No options may be granted to any person who, at the time the option is granted, owns shares of outstanding common stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, unless the exercise price is at least 110% of the fair market value of the common stock and is not exercisable after the expiration of five years from the date of grant.

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and income per share would be reduced to the pro forma amounts indicated below:

                                                   Year Ended
                                               December 31, 1997
                                               -----------------
              Net income
                  As reported                    $   612,195
                  Pro forma                      $   144,455
              Basic income per common share
                  As reported                    $      0.09
                  Pro forma                      $      0.02


The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1997: dividend yield of 0%; expected volatility of 65.0%; risk-free interest rate of 5.7%; and expected life of 2.27 years. The weighted average fair value of options granted during the year ended December 31, 1997 was $1.24, and the weighted average exercise price was $3.21.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For the year ended December 31, 1997, the Company has recognized $50,000 in the accompanying financial statements related to options issued to outside third parties.

The officers, directors, and stockholders of Beacon have options and warrants to purchase 364,000 and 560,220 shares, respectively, of the Company's common stock at a price of $3.125. As of December 31, 1997, 156,894 and 321,303 of the options and warrants, respectively, were exercised.

                                            Weighted-                 Weighted-
                                             Average                   Average
                          Non-Qualified     Exercise     Qualified    Exercise
                               Plan           Price         Plan        Plan
                          -------------     --------     ---------    --------
Balance, January 1, 1997         --            --            --           --

    Granted                   173,790      $   3.00       630,000     $   3.00
    Exercised                    --        $   --            --       $   --
    Canceled                     --        $   --        (490,000)    $   3.00
                             --------                    --------

Balance, December 31, 1997    173,790      $   3.00       140,000     $   3.00
                             ========                    ========


The weighted average remaining contractual life of options outstanding issued under the Non-Qualified Plan and Qualified Plan is 9.75 and 2.25 years, respectively, at December 31, 1997.

                                            Weighted                  Weighted
                                             Average                   Average
                              Other         Exercise      Other       Exercise
                             Options          Price      Warrants       Plan
                             -------        --------     --------     --------
Balance, January 1,  1997        --          $ --            --         $ --

    Transferred from Beacon   364,000        $3.125       560,220       $3.125
    Granted                   490,000        $ 3.41       203,191       $ 3.15
    Exercised                (156,894)       $3.125      (321,303)      $3.125
    Canceled                $    --                          --
                            ---------                   ---------

Balance, December 31, 1997    697,106        $ 3.33       442,108       $ 3.14
                            =========                   =========


The weighted average remaining contractual life of other options and other warrants issued is 3.00 and 1.75 years, respectively, at December 31, 1997.

Common Stock Split
------------------
On December 11, 1996, the Company's Board of Directors declared a 412.77607 to 1 stock split. All applicable share and per share data have been adjusted for the stock split.

Common Stock Issued
-------------------
During the year ended December 31, 1997, the Company completed the following common stock transactions of previously unissued common shares:

        Issued 1,575,000 shares for the private placement of MMI for net proceeds of $2,378,735, of which 75,000 shares were given to the placement agent as compensation.

        Issued 576,000 shares for the acquisition of NetRam (see Note 13).

        Issued 478,197 shares for options and warrants exercised for proceeds of $1,494,366.

        Canceled 130,098 shares that were placed in escrow upon the merger with Beacon.

        During the year ended December 31, 1996, the Company completed the following common stock transactions of previously unissued common shares:

        Issued to two consultants for services rendered 173,779 shares each for an aggregate value of $12,400.

        Issued to an employee for services rendered 728,550 shares for $26,000.


NOTE 9 - SALES

During the years ended December 31, 1997, 1996, and 1995, the Company had two major customers which accounted for approximately 42%, 50%, and 12% of total sales, respectively. At December 31, 1997 and 1996, the amounts due from these two major customers amounted to approximately $5,335,000 and $4,785,000, respectively.


NOTE 10 - RELATED PARTY TRANSACTION

The Company pays, on behalf of the majority stockholder of the Company, monthly lease payments for two vehicles of approximately $2,160.

As of December 31, 1996, $151,339 of the receivable from stockholder was offset against stockholders' equity. The receivable was repaid on March 31, 1997.

For the year ended December 31, 1996, a stockholder of the Company earned commissions of approximately $327,000 of which $136,000 was paid in 1996 and the remainder was paid in 1997.


NOTE 11 - PROVISION FOR INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

                                             Years Ended December 31
                                   ------------------------------------------
                                     1997              1996            1995
                                   --------          --------        --------
      Current
          Federal                 $ 145,000          $  --           $ --
          State                      47,606           15,800          2,600
                                  ---------          -------         ------

                                    192,606           15,800          2,600

      Deferred
          Federal                   (75,000)            --             --
          State                     (25,000)            --             --
                                  ---------          -------         ------

                                   (100,000)            --             --
                                  ---------          -------         ------

      Provision for income taxes  $  92,606          $15,800         $2,600
                                  =========          =======         ======


The tax effects of temporary differences which give rise to the deferred tax provision (benefit) at December 31, 1997 consisted of:

              Depreciation of furniture and equipment           $  16,000
              Amortization of intangible assets                   (17,000)
              Accounts receivable allowance                       (92,000)
              Other                                                (7,000)

                         Total                                  $(100,000)
                                                                =========

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows. No reconciliation is shown for the years ended December 31, 1996 and 1995 as the Company elected to be taxed as an "S" corporation until March 31, 1997.

                                                                 Year Ended
                                                              December 31, 1997
                                                              -----------------
              Statutory regular federal income tax rate              34.0%
              State income taxes, net of federal benefit              6.2
              Deferred taxes recognized upon conversion
                to "C" corporation                                   (12.2)
              Income taxes as an "S" corporation                     (11.8)
              Other                                                  (3.1)
                                                                     ----

                         Total                                       13.1%
                                                                     ====

The components of the deferred income tax assets (liabilities) as of December 31, 1997 are as follows:

              Deferred tax assets
                Amortization of intangible assets                    $ 17,000
                  Accounts receivable allowance                        92,000
                  Other                                                16,000
                                                                     --------

                      Total                                          $125,000
                                                                     ========

              Deferred tax liabilities
                Furniture and equipment                                16,000
                Other                                                   9,000

                      Total                                          $ 25,000
                                                                     ========


NOTE 12 - EARNINGS PER SHARE

Earnings per share for the year ended December 31, 1997 is as follows:

                                        Income          Shares       Per Share
                                      (Numerator)    (Denominator)     Amount
                                      -----------    -------------     ------
    Basic EPS
      Income available to common
        stockholders                   $612,195       6,892,587        $0.09

      Effect of dilutive securities
        Options and warrants               --           525,350
                                       --------       ---------

      Diluted EPS
        Income available to common
          stockholders plus
          assumed conversions          $612,195       7,417,937        $0.08
                                       ========       =========

NOTE 13 - ACQUISITIONS

On September 30, 1997, the Company acquired 100% of the outstanding common stock of NetRam in exchange for $120,000 and 576,000 shares of the Company's common stock valued at $1,728,000. The acquisition was accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired of $2,359,195 has been recorded as excess cost over fair value of net assets acquired, which is being amortized over seven years.

In addition, as described in Note 1, the Company is the successor by merger to Beacon effective March 31, 1997. Due to Beacon's lack of business activity prior to the merger, no excess cost over fair value of net assets acquired was recorded.

The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

                                                    NetRam        Beacon
                                                    ------        ------
         Cash                                    $   381,712    $ 513,534
         Accounts receivable                       2,910,642         --
         Other assets                                179,221         --
         Intangible assets                         2,359,195         --
         Accounts payable and other liabilities   (3,982,770)    (125,596)
                                                 -----------    ---------

             Purchase price                      $ 1,848,000    $ 387,938
                                                 ===========    =========


The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 1997 and reflects the results of operations of the Company as if the acquisitions of Beacon and NetRam had been effective January 1, 1997. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

                                                            December 31, 1997
                                                            -----------------
                                                                (unaudited)

         Net sales                                              $9,394,010
           Gross profit                                         $5,985,935
           Selling, general, and administrative expenses        $4,569,368

           Net income                                           $  668,487
                                                                ==========

           Basic income per share                               $     0.09
                                                                ==========

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to December 31, 1997, 25,296 options and 81,870 warrants were exercised at an exercise price of $3.125. As of March 3, 1998, total proceeds of $1,734,602 were received by the Company of which $1,494,366 relates to the 156,894 options and 321,303 warrants exercised in 1997, and the remaining $240,236 relates to the 25,296 options and 81,870 warrants exercised in 1998. The Company expects to receive an additional $94,657 related to the options and warrants exercised in 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

         Incorporated herein by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed in Part II of this Annual Report on Form 10-K:

         1. Financial Statements.

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

         2. Financial Statement Schedules

         Other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K

         On October 10, 1997, the Registrant filed with the SEC a current report on Form 8-K dated September 12, 1997 to report (i) the extension of the exercise period of certain options and the Common Stock Purchase Warrants originally issued by the Registrant's predecessor from September 30, 1997 to December 15, 1997 and (ii) the acquisition of NETRAM Components, Inc. by the Registrant. The financial statements of the business acquired, prepared pursuant to Rule 3-05 of the Regulation S-X, and the pro forma financial information required pursuant to
Article 11 of Regulation S-X were not filed on October 10, 1997 with the current report on Form 8-K, but were filed by an amendment within sixty days following the filing date of the current report.

         On December 15, 1997, the Registrant filed with the SEC the amendment to the Current Report on Form 8-K dated September 12, 1997 (the "Amendment"). The Amendment contained the following financial statements of the business acquired, prepared pursuant to Rule 3-05 of the Regulation S-X, and the pro forma financial information required pursuant to Article 11 of Regulation S-X:

        Report of Independent Certified Accountants
        Balance Sheet
        Statement of operations and Partners' Capital
        Statement of Cash Flows
        Notes to Financial Statements
        Pro Forma Statements of Operations for the period ended December 31, 1996 and the nine months ended September 30, 1997 Notes to Pro Forma Financial Statements

In addition, the Amendment reported the extension of the exercise period of certain options and the Common Stock Purchase Warrants originally issued by the Registrant's predecessor from December 15, 1997 to December 31, 1997.

         On January 14, 1998, the Registrant filed with the SEC a current report on Form 8-K dated December 29, 1997 to report the extension of the exercise period of certain options and the Common Stock Purchase Warrants originally issued by the Registrant's predecessor from December 31, 1997 to January 31, 1998.

(c)     Exhibits

Exhibit No.    Description
-----------    -----------
2.1(*)         Agreement and Plan of Merger dated as of December 31, 1996, by and among Beacon Capital Investment, Inc., Millennium Memory,
               Inc. and Troy Barnes, as amended. Incorporated herein by reference from Exhibit 1 to Registrant's Current
               Report on Form 8-K dated April 14, 1997.

2.2(*) Agreement of Merger, dated as of September 30, 1997 by and among NetRam Components, Inc., John Torres, Terry Tonini, Jeff Hylton, Don Klosterman, David Erickson, Bret Pool, Millennium Electronics, Inc. and Millennium Memory, Inc. Incorporated herein by reference from Registrant's Current Report on Form 8-K dated September 12, 1997.

3.1(*) Articles of Incorporation of Millennium Electronics, Inc., as amended. Incorporated herein by reference from Exhibit 2 to Registrant's Current Report on Form 8-K dated April 14, 1997.

3.2(*) Bylaws of Millennium Electronics, Inc., as amended. Incorporated herein by reference from Exhibit 3 to Registrant's Current Report on Form 8-K dated April 14, 1997.

4.1(*) See Articles of Incorporation (Exhibit 3.1) for definition of the rights of the Preferred and Common Stock.

4.2(*) Registration Rights Agreement dated March 31, 1997 between Beacon Capital Investment, Inc. and Certain Option and Warrant Holders. Incorporated herein by reference from Exhibit 10 to Registrant's Report on Form 10Q for the Quarterly Period ended March 31, 1997.

4.3 Amendment to Registration Rights Agreement dated November 18, 1997 by and among Registrant, Certain Stockholders and Larry Meek.

10.1 Industrial Lease Between The Irvine Company and Millennium Electronics, Inc. dated as of December 23, 1997.

21.1           Subsidiaries of Registrant.

23.1           Consent of Independent Accountants.

27.1           Financial Data Schedule.

* Previously filed with the Securities and Exchange Commission.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MILLENNIUM ELECTRONICS, INC.



Date:   March 30, 1998                       /s/ Troy D. Barnes
                                             -----------------------------
                                             Troy D. Barnes
                                             Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature                            Title                          Date
---------                            -----                          ----

                              Chief Executive Officer
                                    President
/s/ Troy D. Barnes                  Secretary
-----------------------             Director
Troy D. Barnes              (Principal Executive Officer)        March 30, 1998


/s/ Gail Campbell
-----------------------            Controller
Gail Campbell               (Principal Accounting Officer)       March 30, 1998


/s/ Daniel H. Glick
-----------------------             Director                     March 30, 1998
Daniel H. Glick


/s/ Douglas P. Morris
-----------------------             Director                     March 30, 1998
Douglas P. Morris



-----------------------             Director                     March __, 1998
Fred O. Newton

                                  EXHIBIT INDEX

Exhibit                                                                  Page
-------                                                                  ----
2.1(*)    Agreement and Plan of Merger dated as of December 31,
          1996, by and among Beacon Capital Investment, Inc.,
          Millennium Memory, Inc. and Troy Barnes, as amended.
          Incorporated herein by reference from Exhibit 1 to Registrant's Current Report on Form 8-K dated April 14,
          1997.

2.2(*) Agreement of Merger, dated as of September 30, 1997 by and among NetRam Components, Inc., John Torres, Terry Tonini, Jeff Hylton, Don Klosterman, David Erickson, Bret Pool, Millennium Electronics, Inc. and Millennium Memory, Inc. Incorporated herein by reference from Registrant's Current Report on Form 8-K dated September 12, 1997.

3.1(*) Articles of Incorporation of Millennium Electronics, Inc., as amended. Incorporated herein by reference from Exhibit 2 to Registrant's Current Report on Form 8-K dated April 14, 1997.

3.2(*)    Bylaws of Millennium Electronics, Inc., as amended.
          Incorporated herein by reference from Exhibit 3 to Registrant's Current Report on Form 8-K dated April 14,
          1997.

4.1(*) See Articles of Incorporation (Exhibit 3.1) for definition of the rights of the Preferred and Common Stock.

4.2(*) Registration Rights Agreement dated March 31, 1997 between Beacon Capital Investment, Inc. and Certain Option and Warrant Holders. Incorporated herein by reference from
          Exhibit 10 to Registrant's Report on Form 10Q for the Quarterly Period ended March 31, 1997.

4.3       Amendment to Registration Rights Agreement dated November        54
          18, 1997 by and among Registrant, Certain Stockholders and
          Larry Meek.

10.1      Industrial Lease Between The Irvine Company and Millennium       57
          Electronics, Inc. dated as of December 23, 1997.

21.1      Subsidiaries of Registrant.                                     144

23.1      Consent of Independent Accountants.                             145

27.1      Financial Data Schedule.                                        146

* Previously filed with the Securities and Exchange Commission.

                   AMENDMENT TO REGISTRATION RIGHTS AGREEMENT

      This Amendment to Registration Rights Agreement (this "Amendment") is entered into as of November 18, 1997 by and among Millennium Electronics, Inc., a Nevada corporation (the "Company"), the individuals and companies listed on Exhibit A hereto (the "Holders") and Larry Meek ("Meek").

                                   BACKGROUND

      The Company and the Holders entered into a Registration Rights Agreement as of March 31, 1997 (the "Registration Rights Agreement"), pursuant to which the Company granted the Holders certain rights to have the Company register under the Securities Act of 1933 certain shares of the Company's common stock which they hold or which they are entitled to acquire under various options or warrants.

      Meek was granted options to acquire 20,000 shares of the Company's common stock at a price of $3.25 per share for his role in the Company's merger with Millennium Electronics, Inc. ("MMI"), pursuant to an agreement under which Meek was to be given the same registration rights as have been granted to the Holders under the Registration Rights Agreement.

      Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"), recently increased the line of credit it has extended MMI in return for, among other things, additional warrants to purchase an additional 78,191 shares of the Company's common stock at a price of $5.00 per share, pursuant to an agreement under which Coast is to be given the same registration rights as it was previously granted under the Registration Rights Agreement as to the shares of the Company's common stock underlying the warrants granted to it earlier this year;

      The most efficient way for the Company to grant Meek and Coast such registration rights is to add Meek as a party to the Registration Rights Agreement and to modify Exhibit A to the Registration Rights Agreement.

                                    AGREEMENT

      NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein, and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

      1. Capitalized terms set forth herein, unless otherwise specifically defined herein, shall have the meanings given to such terms in the Registration Rights Agreement.

      2. Exhibit A to the Registration Rights Agreement is hereby amended to correspond to Exhibit A attached to this Amendment.

      3. Meek hereby agrees to be bound by all of the terms of the Registration Rights Agreement as a Holder thereunder.

      4. This Amendment may be executed in two or more counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

      5. This Amendment shall be construed and enforced in accordance with, and the rights of the parties hereto shall be governed by, the laws of the State of California applicable to agreements made in and to be performed in the State of California; provided, however, that in the event that any California law or laws requires or permits the application of the laws of any other jurisdiction, such California law or laws shall be disregarded with the result that the remaining laws of the State of California shall nonetheless be applied.

      IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered as of the date first above written.

The "COMPANY"                            The "HOLDERS"

MILLENNIUM ELECTRONICS, INC.             COAST BUSINESS CREDIT, a division of
                                         Southern Pacific Thrift & Loan Ass'n

By:   /s/  Troy D. Barnes                By:  /s/ Edit Kondoros
   -------------------------------          -----------------------------------
   Its:   President/CEO                      Its:   Senior Vice President
       ---------------------------                -----------------------------
         [Printed Name and Title]                   [Printed Name and Title]


"MEEK"                                   ACAP FINANCIAL, INC.


   /s/   Larry Meek                      By:     /s/  Kirk Ferguson
----------------------------------           ----------------------------------
Larry Meek, an individual                    Its:   President
                                                  -----------------------------
                                                     [Printed Name and Title]


                                           /s/   Douglas P. Morris
                                         --------------------------------------
                                         Douglas P. Morris, an individual


                                           /s/   Kirk Ferguson
                                         --------------------------------------
                                         Kirk Ferguson, an individual

                                  EXHIBIT A

      Holder                                             Shares
      ------                                             ------

Douglas P. Morris                                        300,000

Coast Business Credit,                                   128,191
   a division of Southern Pacific
   Thrift & Loan Association

Kirk Ferguson                                            100,000

ACAP Financial, Inc.                                     103,011

Larry Meek                                                20,000

                                       INDUSTRIAL LEASE
                                      (Multi-Tenant; Net)

                                            BETWEEN

                                      THE IRVINE COMPANY

                                              AND

                                 MILLENNIUM ELECTRONICS, INC.

                                       TABLE OF CONTENTS


                                    [included in original -
                               not recreated for EDGAR purposes]

                                           EXHIBITS

Exhibit A      Depiction of the Premises
Exhibit B      Environmental Questionnaire
Exhibit C      Hazardous Materials Disclosure
Exhibit D      Form of Assignment of Lease
Exhibit E      Rules and Regulations
Exhibit X      Work Letter
Exhibit Y      Depiction of the Project

                                       INDUSTRIAL LEASE
                                      (Multi-Tenant; Net)


        THIS LEASE is made as of the ___ day of December, 1997, by and between THE IRVINE COMPANY, hereafter called "Landlord," and MILLENNIUM ELECTRONICS, INC., a California corporation, hereinafter called "Tenant."

                               ARTICLE I. BASIC LEASE PROVISIONS

        Each reference in this Lease to the "Basic Lease Provisions" shall mean and refer to the following collective terms, the application of which shall be governed by the provisions in the remaining Articles of this Lease.

1. Premises: Suite No. 100 (the Premises are more particularly described in Section 2.1).

        Address of Building: 51 Discovery, Irvine, CA 92618

2. Project Description (if applicable): That portion of Irvine Spectrum 6 shown on Exhibit Y.

3. Use of Premises: General office, assembly and warehousing of computers and related products, and any other uses permitted under applicable laws and recorded restrictions for the Project, provided that no retail uses shall be permitted.

4.      Estimated Commencement Date: April 1, 1998

5. Lease Term: Sixty (60) months, plus such additional days as may be required to cause this Lease to terminate on the final day of the calendar month.

6.      Basic Rent: Twenty-Four Thousand Eight Hundred Seventeen
        Dollars ($24,817.00) per month, based on $.75 per rentable square foot.

        Basic Rent is subject to adjustment as follows:

        Commencing on the first day of the thirteenth (13th) month of the Lease Term, the Basic Rent shall be Twenty-Five
        Thousand Eight Hundred Nine Dollars ($25,809.00) per month, based on $.78 per rentable square foot.

        Commencing on the first day of the twenty-fifth (25th) month of the Lease Term, the Basic Rent shall be Twenty-Six
        Thousand Four Hundred Seventy-One Dollars ($26,471.00) per month, based on $.80 per rentable square foot.

        Commencing on the first day of the thirty-seventh (37th) month of the Lease Term, the Basic Rent shall be Twenty-
        Seven Thousand Four Hundred Sixty-Four Dollars ($27,464.00) per month, based on $.83 per rentable square foot.

        Commencing on the first day of the forty-ninth (49th) month of the Lease Term, the Basic Rent shall be Twenty-Eight
        Thousand Four Hundred Fifty-Seven Dollars ($28,457.00) per month, based on $.86 per rentable square foot.

7.      Guarantor(s): N/A

8. Floor Area of Premises: Approximately 33,089 rentable square feet

9.      Security Deposit: $31,303.00

10.     Broker(s): Lee & Associates

11.     Additional Insureds: Insignia Commercial Group, Inc.

12.     Address for Payments and Notices:

        LANDLORD                                   TENANT
        INSIGNIA COMMERCIAL GROUP, INC.            Millennium Electronics, Inc.
        One Technology Drive, Suite F-207          51 Discovery, Suite 100
        Irvine, CA 92618                           Irvine, CA 92618

        with a copy of notices to:
        IRVINE INDUSTRIAL COMPANY
        P.O. Box 6370
        Newport Beach, CA 92658-6370
        Attn:  Vice President, Industrial Operations

13.     Tenant's Liability Insurance Requirement: $ 1,000,000.00

14.     Vehicle Parking Spaces: Ninety-Six (96)

15.     Estimated Space Plan Approval Date: January 5, 1998

                                     ARTICLE II.  PREMISES

        SECTION 2.1. LEASED PREMISES. Landlord leases to Tenant and Tenant leases from Landlord the premises shown in Exhibit A (the "Premises"), containing approximately the floor area set forth in Item 8 of the Basic Lease Provisions and known by the suite number identified in Item 1 of the Basic Lease Provisions. The Premises are located in the building identified in Item 1 of the Basic Lease Provisions (which together with the underlying real property, is called the "Building"), and is a portion of the project shown in Exhibit Y (the "Project"). Tenant understands that the floor area set forth in Item 8 of the Basic Lease Provisions may include, at Landlord's option, a factor approximating the total square footage of any common lobby or internal common features of the Building times the ratio of the actual square footage of the Premises to the total square footage of the Building. If, upon completion of the space plans for the Premises, Landlord's architect or space planner reasonably determines (and Tenant reasonably confirms) that the rentable square footage of the Premises differs from that set forth in the Basic Lease Provisions, then Landlord shall so notify Tenant and the Basic Rent (as shown in Item 6 of the Basic Lease Provisions) shall be promptly adjusted in proportion to the change in square footage. Within five (5) days following Landlord's request, the parties shall memorialize the adjustments by executing an amendment to this Lease prepared by Landlord, provided that the failure or refusal by either party to execute the amendment shall not affect its validity.

        SECTION 2.2. RIGHT OF FIRST OFFER. Provided Tenant is not in material default under this Lease at the time of exercise of the rights set forth in this Section 2.2 or at the time of commencement of any lease for Available Space (as hereinafter defined), throughout the original Term of this Lease Tenant shall have a one time right of first offer to lease the space which becomes available for lease in the Building and which is not already occupied by Tenant ("Available Space"). Landlord shall notify Tenant of Available Space, which notice shall specify the date the same is or will be available and the terms on which Landlord is prepared to lease such Available Space, including the basic rent, the lease term and tenant improvement allowance for such Available Space (a "Space Notice"). Tenant shall have five
(5) business days from the delivery of any Space Notice within which to deliver to Landlord, Tenant's written commitment (the "Commitment Notice"), to lease the Available Space which is the subject of a Space Notice. Tenant shall exercise its rights hereunder, if at all, only to the entire space identified by Landlord as the Available Space. If Tenant fails to timely deliver its commitment, Landlord shall be free to lease the space to a third party on terms acceptable to Landlord whether or not such terms are the same as those set forth in the Space Notice; provided, however, that should Landlord fail to lease such space within one hundred eighty (180) days thereafter, then Landlord shall reinitiate the foregoing procedures. If Tenant timely delivers its Commitment Notice, Landlord and Tenant shall endeavor to enter into a lease for the applicable space within fifteen (15) days after the date of Tenant's Commitment Notice.
If the parties are unable to finalize and execute a lease for the applicable space within such fifteen (15) day period for any reason whatsoever, Landlord shall, in addition to any right or remedy available to Landlord at law or in equity, be free to lease such space to a third party. Any attempt to assign or transfer any rights or interests created by this Section 2.2, except pursuant to a transfer which, under the terms of Section
9.4 hereof does not require the consent of Landlord, shall be void from its inception.

        SECTION 2.3. ACCEPTANCE OF PREMISES. Tenant acknowledges that neither Landlord nor any representative of Landlord has made any representation or warranty with respect to the Premises or the Building or the suitability or fitness of either for any purpose, including without limitation any representations or warranties regarding zoning or other land use matters, and that neither Landlord nor any representative of Landlord has made any representations or warranties regarding (i) what other tenants or uses may be permitted or intended in the Building and the Project, or (ii) any exclusivity of use by Tenant with respect to its permitted use of the Premises as set forth in Item 3 of the Basic Lease Provisions. Tenant further acknowledges that neither Landlord nor any representative of Landlord has agreed to undertake any alterations or additions or construct any improvements to the Premises except as expressly provided in this Lease. The taking of possession or use of the Premises by Tenant for any purpose other than construction shall conclusively establish that the Premises and the Building were in satisfactory condition and in conformity with the provisions of this Lease in all respects, except for those matters which Tenant shall have brought to Landlord's attention on a written punch list. The list shall be limited to any items required to be accomplished by Landlord under the Work Letter attached as Exhibit X, and shall be delivered to Landlord within thirty (30) days after the term ('Term') of this Lease commences as provided in Article III below. Nothing contained in this Section shall affect the commencement of the Term or the obligation of Tenant to pay rent. Landlord shall diligently complete all punch list items of which it is notified as provided above. Nothing in this Section shall affect or diminish any of Landlord's representations, warranties, obligations, or covenants contained in any other provisions of this Lease.

        SECTION 2.4. BUILDING NAME AND ADDRESS. Tenant shall not utilize any name selected by Landlord from time to time for the Building and/or the Project as any part of Tenant's corporate or trade name. Landlord shall have the right to change the name, address, number or designation of the Building or Project without liability to Tenant.

        SECTION 2.5 LANDLORD'S RESPONSIBILITIES. Landlord shall correct, repair or replace, at Landlord's sole cost and expense and not as a Building Cost, any non-compliance of the Premises, the exterior of the Building and the Common Areas with all applicable building permits and codes in effect as of the Commencement Date, including without limitation, the provisions of Title III of the Americans With Disabilities Act ("ADA") in effect as of the Commencement Dale, but Landlord makes no representation or warranty with respect to such permits or code which are applicable to Tenant's specific use of the Premises. All other ADA compliance issues which pertain to the Premises, including without limitation, in connection with Tenant's construction of any alterations or other improvements in the Premises (and any resulting ADA compliance requirements in the Common Areas which are caused solely by Tenant's specific use of the Premises, as opposed to those which are required solely because Tenant has made a governmental application giving rise to a right for the City of Irvine to require changes to the Common Areas), and the operation of Tenant's business and employment practices in the Premises, shall be the responsibility of Tenant at its sole cost and expense. The repairs, corrections, or replacements required of Landlord or of Tenant under the foregoing provisions of this Section shall be made promptly following notice of non-compliance from any applicable governmental agency. Tenant shall promptly forward any such notice that Tenant receives to Landlord.

                                      ARTICLE III.  TERM

        SECTION 3.1. GENERAL. The Term shall be for the period shown in Item 5 of the Basic Lease Provisions. Subject to the provisions of Section 3.2 below, the Term shall commence ("Commencement Date") on the earlier of (a) the date upon which all relevant governmental authorities have approved the Tenant Improvements in accordance with applicable building codes, as evidenced by written approval thereof in accordance with the building permits issued for the Tenant Improvements or issuance of a temporary or final certificate of occupancy for the Premises, or (b) the date Tenant acquires possession or commences use of the Premises for any purpose other than construction of Tenant Improvements by Tenant under the Work Letter. Within ten
(10) days after possession of the Premises is tendered to Tenant, the parties shall memorialize on a form provided by Landlord the actual Commencement Date and the expiration date ("Expiration Date") of this Lease. Tenant's failure to execute that form shall not affect the determination of those dates.

        SECTION 3.2. DELAY IN POSSESSION. If Landlord, for any reason whatsoever, cannot deliver possession of the Premises to Tenant on or before the Estimated Commencement Date, this Lease shall not be void or voidable nor shall Landlord be liable to Tenant for any resulting loss or damage. However, Tenant shall not be liable for any rent and the Commencement Date shall not occur until Landlord delivers possession of the Premises and the Premises are in fact available for Tenant's occupancy with any

Tenant Improvements that have been approved as per Section 3.1
(a) above, except that if Landlord's failure to so deliver possession on the Estimated Commencement Date is attributable to any action or inaction by Tenant (including without limitation any Tenant Delay described in the Work Letter attached to this Lease), then the Commencement Date shall not be advanced to the date on which possession of the Premises is tendered to Tenant, and Landlord shall be entitled to full performance by Tenant (including the payment of rent) from the date Landlord would have been able to deliver the Premises to Tenant but for Tenant Delay(s). Notwithstanding anything to the contrary contained in this Section 3.2, however, if for any reason other than "Tenant Delays" (as defined in the Work Letter), the Commencement Date has not occurred by the date that is one hundred eighty (180) days following the Estimated Commencement Date, then Tenant may, by written notice to Landlord given at any time thereafter but prior to the actual occurrence of the Commencement Date, elect to terminate this Lease. Notwithstanding the foregoing, if at any time during the construction period, Landlord reasonably believes that the Commencement Date will not occur on or before one hundred eighty (180) days following the Estimated Commencement Date, Landlord may notify Tenant in writing of such fact and of a new outside date on or before which the Commencement Date will occur, and Tenant must elect within ten (10) days of receipt of such notice to either terminate this Lease or waive its right to terminate this Lease provided the Commencement Date occurs on or prior to the new outside date established by Landlord in such notice to Tenant, Tenant's failure to elect to terminate this Lease within such ten (10) day period shall be deemed Tenant's waiver of its right to terminate this Lease as provided in this paragraph as to the previous outside date, but not as to the new outside date established by said notice.

        SECTION 3.3. RIGHT TO EXTEND THIS LEASE. Provided that Tenant is not in default under any provision of this Lease, either at the time of exercise of the extension right granted herein or at the time of the commencement of such extension, and provided further that Tenant is occupying not less than 75 % of the entire Premises and has not assigned (except as provided below) or sublet more than 25% of the Premises, or its interest in this Lease, Tenant may extend the Term of this Lease for one
(1) period of sixty (60) months. Tenant shall exercise its right to extend the Term by and only by delivering to Landlord, not less than nine (9) months or more than twelve (12) months prior to the expiration date of the Term, Tenant's irrevocable written notice of its commitment to extend (the "Commitment Notice").
The Basic Rent payable under the Lease during any extension of the Term shall be at the fair market rental, including subsequent adjustments, for comparable industrial space being leased by Landlord in the Irvine Spectrum; provided that such rate shall in no event be less than the rate payable by Tenant during the final month of the initial Term. In the event that the parties are not able to agree on the fair market rental within one hundred twenty
(120) days prior to the expiration date of the Term, then either party may elect, by written notice to the other party, to cause said rental, including subsequent adjustments, to be determined by appraisal as follows.

Within ten (10) days following receipt of such appraisal election, the parties shall attempt to agree on an appraiser to determine the fair market rental. If the parties are unable to agree in that time, then each party shall designate an appraiser within ten (10) days thereafter. Should either party fail to so designate an appraiser within that time, then the appraiser designated by the other party shall determine the fair rental value. Should each of the parties timely designate an appraiser, then the two appraisers so designated shall appoint a third appraiser who shall, acting alone, determine the fair rental value of the Premises. Any appraiser designated hereunder shall have an M.A.I. certification with not less than five (5) years experience in the valuation of commercial industrial buildings in Orange County, California.

Within thirty (30) days following the selection of the appraiser, such appraiser shall determine the fair market rental value, including subsequent adjustments of the Premises. In determining such value, the appraiser shall first consider rental comparables for the Project, provided that if adequate comparables do not exist then the appraiser may consider transactions involving similarly improved space in the Irvine Spectrum area with appropriate adjustments for differences in location and quality of project. In no event shall the appraiser attribute factors for market tenant improvement allowances or brokerage commissions, to reduce said fair market rental. The fees of the appraiser(s) shall be shared equally by both parties.

Within twenty (20) days after the determination of the fair market rental, Landlord shall prepare a reasonably appropriate amendment to this Lease for the extension period and Tenant shall execute and return same to Landlord within ten (10) days. Should the fair market rental not be established by the commencement of the extension period, then Tenant shall continue paying rent at the rate in effect during the last month of the initial Term, and a lump sum adjustment shall be made promptly upon the determination of such new rental.

If Tenant fails to timely comply with any of the provisions of this paragraph, Tenant's right to extend the Term shall be extinguished and the Lease shall automatically terminate as of the expiration date of the Term, without any extension and without any liability to Landlord. Except as provided specifically herein, any attempt to assign or transfer any right or interest created by this paragraph shall be void from its inception. Tenant shall have no other right to extend the Term beyond the single sixty (60) month extension created by this paragraph. Unless agreed to in a writing signed by Landlord and Tenant, any extension of the Term, whether created by an amendment to this Lease or by a holdover of the Premises by Tenant, or otherwise, shall be deemed a part of, and not in addition to, any duly exercised extension period permitted by this paragraph.

The option to extend granted in this Section may only be assigned in connection with an assignment of all of Tenant's rights under this Lease to a Permitted Transferee (as defined in Section 9.4 hereof). Except as provided in the preceding sentence, the option to extend granted herein is personal to the original Tenant and may not be assigned or exercised by any other party (including any sublessees).

                           ARTICLE IV.  RENT AND OPERATING EXPENSES

        SECTION 4.1. BASIC RENT. From and after the Commencement Date, Tenant shall pay to Landlord without deduction or offset, Basic Rent for the Premises in the total amount shown (including subsequent adjustments, if any) in Item 6 of the Basic Lease Provisions. Any rental adjustment shown in Item 6 shall be deemed to occur on the specified monthly anniversary of the Commencement Date, whether or not that date occurs at the end of a calendar month. The rent shall be due and payable in advance commencing on the Commencement Date (as prorated for any partial month) and continuing thereafter on the first day of each successive calendar month of the Term. No demand, notice or invoice shall be required for the payment of Basic Rent. An installment of rent in the amount of one (1) full month's Basic Rent at the initial rate specified in Item 6 of the Basic Lease Provisions shall be delivered to Landlord concurrently with Tenant's execution of this Lease and shall be applied against the Basic Rent first due hereunder.

        SECTION 4.2. OPERATING EXPENSES.

        (a) Tenant shall pay to Landlord, as additional rent, Tenant's Share of "Operating Expenses", as defined below, incurred by Landlord in the operation of the Building and Project. The term "Tenant's Share" means that portion of an Operating Expense determined by multiplying the cost of such item by a fraction, the numerator of which is the floor area of the Premises and the denominator of which is the total square footage of the floor area of the Building or Project, as relevant to the calculation, whether leased or not leased, as of the date on which the computation is made, to be charged with such Operating Expense, based on Landlord's reasonable allocation.

        (b) Commencing prior to the start of the first full "Expense Recovery Period" (as defined below) of the Lease, and prior to the start of each full or partial Expense Recovery Period thereafter, Landlord shall give Tenant a written estimate of the amount of Tenant's Share of Operating Expenses for the Expense Recovery Period. Tenant shall pay the estimated amounts to Landlord in equal monthly installments, in advance, with Basic Rent. If Landlord has not furnished its written estimate for any Expense Recovery Period by the time set forth above, Tenant shall continue to pay cost reimbursements at the rates established for the prior Expense Recovery Period, if any; provided that when the new estimate is delivered to Tenant, Tenant shall, at the next monthly payment date, pay any accrued cost reimbursements based upon the new estimate. For purposes hereof, "Expense Recovery Period" shall mean every twelve month period during the Term (or portion thereof for the first and last lease years) commencing July I and ending June 30.

        (c) Within one hundred twenty (120) days after the end of each Expense Recovery Period, Landlord shall furnish to Tenant a statement showing in reasonable detail the actual or prorated Operating Expenses incurred by Landlord during the period, and the parties shall within thirty (30) days thereafter make any payment or allowance necessary to adjust Tenant's estimated payments, if any, to the actual Tenant's Share as shown by the annual statement. Any delay or failure by Landlord in delivering any statement hereunder shall not constitute a waiver of Landlord's right to require Tenant to pay Tenant's Share of Operating Expenses pursuant hereto. Any amount due Tenant shall be credited against installments next coming due under this
Section 4.2, and any deficiency shall be paid by Tenant together with the next installment. If Tenant has not made estimated payments during the Expense Recovery Period,. any amount owing by Tenant pursuant to subsection (a) above shall be paid to Landlord in accordance with Article XV1. Should Tenant fail to object in writing to Landlord's determination of actual Operating Expenses within twelve (I 2) months following delivery of Landlord's expense statement, Landlord's determination of actual Operating Expenses for the applicable Expense Recovery Period shall be conclusive and binding on the parties and any future claims to the contrary shall be barred. If Tenant timely objects to Landlord's determination of Operating Expenses, Tenant shall have the right to audit Landlord's books and records relating to the Operating Expenses at Landlord's or its property manager's offices upon reasonable notice to Landlord. Any such audit shall be performed by a certified public accountant and shall not be permitted to be performed by any party whose compensation in connection with such audit is based upon a percentage of Tenant's savings on account of such audit. In any such event Tenant shall make any payments required based upon Landlord's determination of Tenant's Share of Operating Expenses when the same are due, and any adjustment to be made based upon the parties' resolution of any audit by Tenant shall be made after the audit is performed and any disagreements as to Operating Expenses based upon such audit are resolved between the parties. All audit and related expenses shall be borne by Tenant unless the final determination of such Operating Expenses discloses that Landlord had charged Tenant more than 105% of Tenant's Share of Operating Expenses as so determined in the audit, in which event Landlord shall reimburse Tenant for the reasonable costs of such audit. If Landlord and Tenant are unable to resolve any disputes as to Operating Expenses resulting from a timely audit by Tenant, the parties shall resolve the same by arbitration with the Judicial Arbitration and Mediation Service of Orange County, California, as provided in Section 22.7 of this Lease. All of the information obtained by Tenant and/or its auditor in connection with such audit, as well as any compromise, settlement, or adjustment reached between Landlord and Tenant as a result thereof, shall be held in strict confidence and, except as may be required pursuant to litigation and except for inadvertent disclosures despite Tenant's reasonable efforts to keep the disclosed information confidential, shall not be disclosed to any third party, directly or indirectly, by Tenant or its auditor or any of their officers, agents or employees. Landlord may require Tenant's auditor to execute a separate confidentiality agreement affirming the foregoing as a condition precedent to any audit.

        (d) Even though the Lease has terminated and the Tenant has vacated the Premises, when the final determination is made of Tenant's Share of Operating Expenses for the Expense Recovery
Period in which the Lease terminates, Tenant shall upon notice pay the entire increase due over the estimated expenses paid.
Conversely, any overpayment made in the event expenses decrease shall be rebated by Landlord to Tenant.

        (e) If, at any time during any Expense Recovery period, any one or more of the Operating Expenses are increased to a rate(s) or amount(s) in excess of the rate(s) or amount(s) used in calculating the estimated expenses for the year, then the estimate of Tenant's Share of Operating Expenses shall be increased for the month in which such rate(s) or amount(s) becomes effective and for all succeeding months by an amount equal to Tenant's Share of the increase. Landlord shall give
Tenant written notice of the amount or estimated amount of the increase, the month in which the increase will become effective, Tenant's Share thereof and the month for which the payments are due. Tenant shall pay the increase to Landlord as a part of Tenant's monthly payments of estimated expenses p provided in paragraph (b) above, commencing with the month in which effective.

        (f) The term "Operating Expenses" shall mean and include all "Project Costs" (as hereafter defined) and "Property Taxes"
(as hereafter defined).

        (g) The term "Project Costs" shall include all expenses of operation and maintenance of the Building and the Project, together with all appurtenant Common Areas (as defined in Section 6.2), and shall include the following charges by way of illustration but not limitation: water and sewer charges;
insurance premiums or reasonable premium equivalents should Landlord elect to self-insure any risk that Landlord is authorized to insure hereunder; license, permit, and inspection fees; heat; light; power; janitorial services to any interior
Common Areas; air conditioning; supplies; materials; equipment; tools; the cost of any environmental, insurance, tax or other consultant utilized by Landlord in connection with the Building and/or Project; establishment of reasonable reserves for replacements and/or repair of Common Area improvements, equipment and supplies; costs incurred in connection with compliance of any laws or changes in laws applicable to the Building or the Project; the cost of any capital investments (other than tenant improvements for specific tenants or the costs of any expansion of the Building or Project) to the extent of the amortized amount thereof over the useful life. of such capital investments calculated at a market cost of funds, all as reasonably determined by Landlord, for each such year of useful life during the Term; costs associated with the procurement and maintenance of an air conditioning, heating and ventilation service agreement, and procurement and maintenance of an intrabuilding network cable service agreement for any intrabuilding network cable telecommunications lines within the Project, and any other installation, maintenance, repair and replacement costs associated with such lines; labor; reasonably allocated wages and salaries, fringe benefits, and payroll taxes for administrative and other personnel directly applicable to the Building and/or Project, including both Landlord's personnel and outside personnel; any expense incurred pursuant to Sections 6.1, 6.2, 6.4, 7.2, and 10.2; and a reasonable overhead/management fee for the professional operation of the Project. Notwithstanding anything to the contrary herein, Tenant's Share of any such property management fees shall be determined by multiplying the actual property management fee charged (which from time to time may be with respect to the Building only, a portion of the Project only, the entire Project, or the Project together with other properties owned by Landlord and/or its affiliates) by a fraction, the numerator of which is the floor area of the Premises (as set forth in Item 8 of the Basic Lease Provisions contained in the Lease), and the denominator of which is the total square footage of space charged with such management fee actually leased to tenants (including Tenant). It is understood that Project Costs shall include competitive charges for direct services provided by any subsidiary or division of Landlord.

        Notwithstanding anything herein to the contrary, "Project
Costs" shall not include any of the following:

        (i) any costs incurred in connection with any defect in the foundation or other structural element of any Building;

        (ii) any costs which would constitute capital costs under generally accepted accounting principles, consistently applied, except as specifically permitted in this subsection 4.2(g) above;

        (iii) costs incurred for services and/or goods provided for the exclusive benefit of a specific tenant or Building, and not provided to Tenant;

        (iv) legal fees incurred for the benefit of the Landlord, as opposed to the Project, leasing fees or commissions and advertising costs;

        (v)    ground rent, interest and other mortgage charges;.

        (vi) costs of reconstruction or other work incurred in connection with any casualty loss, other than reasonable deductible amounts, as provided in Article XI of this Lease;

        (vii) any expenses which are reimbursed by insurance proceeds, reimbursement, discounts or allowances actually received by Landlord;

        (viii) except as expressly provided in Section 5.3 of this Lease, any costs relating in any manner to (a) any Hazardous Materials or contamination now or hereafter existing on or about the Project, or (b) the removal, containment or remediation of any building materials (including without limitation asbestos) in order to comply with any applicable laws, regulations, or orders of governmental or quasi-governmental authorities;

        (h) The term "Property Taxes" as used herein shall include the following: (i) all real estate taxes or personal property taxes, as such property taxes may be reassesses from time to time; and (ii) other taxes, charges and assessments which are levied with respect to this Lease or to the Budding and/or the Project, and any improvements, fixtures and equipment and other property of Landlord located in the Building and/or the Project, except that general net income and franchise taxes imposed against Landlord shall be excluded; and (iii) all assessments and fees for public improvements, services, and facilities and impacts thereon, including without limitation arising out of any Community Facilities Districts, "Mello Roos" districts, similar assessment districts, and any traffic impact mitigation assessments or fees; (iv) any tax, surcharge or assessment which shall be levied in addition to or in lieu of real estate or personal property taxes, other than taxes covered by Article
VIII; and (v) costs and expenses incurred in contesting the amount or validity of any Property Tax by appropriate proceedings.

        SECTION 4.3. SECURITY DEPOSIT. Concurrently with Tenant's delivery of this Lease, Tenant shall deposit with Landlord the sum, if any, stated in Item 9 of the Basic Lease Provisions, to be held by Landlord as security for the full and faithful performance of Tenant's obligations under this Lease (the "Security Deposit"). Subject to the last sentence of this Section, the Security Deposit shall be understood and agreed to be the property of Landlord upon Landlord's receipt thereof, and may be utilized by Landlord in its discretion towards the payment of all prepaid expenses by Landlord for which Tenant would be required to reimburse Landlord under this Lease, including without limitation brokerage commissions and Tenant Improvement costs. Upon any default by Tenant, including specifically Tenant's failure to pay rent or to abide by its obligations under Sections 7.1 and 15.3 below, whether or not Landlord is informed of or has knowledge of the default, the Security Deposit shall be deemed to be automatically and immediately applied, without waiver of any rights Landlord may have under this Lease or at law or in equity as a result of the default, as a setoff for full or partial compensation for that default. If any portion of the Security Deposit is applied after a default by Tenant, Tenant shall within five (5) days after written demand by Landlord deposit cash with Landlord in an amount sufficient to restore the Security Deposit to its original amount. Landlord shall not be required to keep this Security Deposit separate from its general funds, and Tenant shall not be entitled to interest on the Security Deposit. If Tenant fully performs its obligations under this Lease, the Security Deposit shall be returned to Tenant (or, at Landlord's option, to the last assignee of Tenant's interest in this Lease) after the expiration of the Term, provided that Landlord may retain the Security Deposit to the extent and until such time as all amounts due from Tenant in accordance with this Lease have been determined.

                                        ARTICLE V. USES

        SECTION 5.1. USE. Tenant shall use the Premises only for the purposes stated in Item 3 of the Basic Lease Provisions, all in accordance with applicable laws and restrictions and pursuant to approvals to be obtained by Tenant from all relevant and required governmental agencies and authorities. The parties agree that any contrary use shall be deemed to cause material and irreparable harm to Landlord and shall entitle Landlord to injunctive relief in addition to any other available remedy. Tenant, at its expense, shall procure, maintain and make available for Landlord's inspection throughout the Term, all governmental approvals, licenses and permits required for the proper and lawful conduct of Tenant's permitted use of the Premises. Tenant shall not do or permit anything to be done in or about the Premises which will in any way interfere with the rights of other occupants of the Building or the Project, or use or allow the Premises to be used for any unlawful purpose, nor shall Tenant permit any nuisance or commit any waste in the Premises or the Project. Tenant shall not perform any work or conduct any business whatsoever in the Project other than inside the Premises. Tenant shall not do or permit to be done anything which will invalidate or increase the cost of any insurance policy(ies) covering the Building, the Project and/or their contents, and shall comply with all applicable insurance underwriters rules and the requirements of the Pacific Fire Rating Bureau or any other organization performing a similar function. Tenant shall comply at its expense with all present and future laws, ordinances, restrictions, regulations, orders, rules and requirements of all governmental authorities that pertain to Tenant or its use of the Premises, including without limitation all federal and state occupational health and safety requirements, whether or not Tenant's compliance will necessitate expenditures or interfere with its use and enjoyment of the Premises. Tenant shall comply at its expense with all present and future covenants, conditions, easements or restrictions now or hereafter affecting the Building and/or Project, and any amendments or modifications thereto, including without limitation the payment by Tenant of any periodic or special dues or assessments charged against the Premises or Tenant which may be allocated to the Premises or Tenant in accordance with the provisions thereof. Tenant shall promptly upon demand reimburse Landlord for any additional insurance premium charged by reason of Tenant's failure to comply with the provisions of this Section, and shall indemnify Landlord from any liability and/or expense resulting from Tenant's noncompliance.

        SECTION 5.2 SIGNS. Provided Tenant continues to occupy the entire Premises, Tenant shall have the right to one (1) exterior sign on the Building, subject to Landlord's right of prior approval that such exterior signage is in compliance with the Signage Criteria (defined below). Except as provided in the foregoing or as otherwise approved in writing by Landlord, in its sole and absolute discretion, Tenant shall have no right to maintain identification signs in any location in, on or about the Premises, the Building or the Project and shall not place or erect any signs, displays or other advertising materials that are visible from the exterior of the Building. The size, design, graphics, material, style, color and other physical aspects of any permitted sign shall be subject to Landlord's written approval prior to installation (which approval may be withheld in Landlord's discretion), any covenants, conditions or restrictions encumbering the Premises, Landlord's signage program for the Project, as in effect from time to time and approved by the City of Irvine ("Signage Criteria"), and any applicable municipal or other governmental permits and approvals. Tenant acknowledges having received and reviewed a copy of the current Signage
Criteria for the Project. Tenant shall be responsible for the cost of any permitted sign, including the fabrication, installation, maintenance sign, or if Tenant fails to remove same upon termination of this Lease and repair any damage caused by such removal, Landlord may do so at Tenant's expense.

        SECTION 5.3 HAZARDOUS MATERIALS.

        (a) For purposes of this Lease, the term "Hazardous Materials" includes (i) any "hazardous materials" as defined in
Section 25501(n) of the California Health and Safety Code, (ii) any other substance or matter which results in liability to any person or entity from exposure to such substance or matter under any statutory or common law theory, and (iii) any substance or matter which is in excess of permitted levels set forth in any federal, California or local law or regulation pertaining to any hazardous or toxic substance, material or waste.

        (b) Tenant shall not cause or permit any Hazardous Materials to be brought upon, stored, used, generated, released or disposed of on, under, from or about the Premises (including without limitation the soil and groundwater thereunder) without the prior written consent of Landlord. Notwithstanding the foregoing, Tenant shall have the right, without obtaining prior written consent of Landlord, to utilize within the Premises standard office products that may contain Hazardous Materials (such as photocopy toner, "White Out', and the like), provided however, that (i) Tenant shall maintain such products in their original retail packaging, shall follow all instructions on such packaging with respect to the storage, use and disposal of such products, and shall otherwise comply with all applicable laws with respect to such products, and (ii) all of the other terms and provisions of this Section 5.3 shall apply with respect to Tenant's storage, use and disposal of all such products.
Landlord may, in its sole discretion, place such conditions as Landlord deems appropriate with respect to any such Hazardous Materials, and may further require that Tenant demonstrate that any such Hazardous Materials are necessary or useful to Tenant's business and will be generated, stored, used and disposed of in a manner that complies with all applicable laws and regulations pertaining thereto and with good business practices. Tenant understands that Landlord may utilize an environmental consultant to assist in determining conditions of approval in connection with the storage, generation, release, disposal or use of

Hazardous Materials by Tenant on or about the Premises, and/or to conduct periodic inspections of the storage, generation, use, release and/or disposal of such Hazardous Materials by Tenant on and from the Premises, and Tenant agrees that any costs incurred by Landlord in connection therewith shall be reimbursed by Tenant to Landlord as additional rent hereunder upon demand.
        Notwithstanding the above, Tenant shall be permitted to utilize the Hazardous Materials described on Tenant's Environmental Questionnaire, in the manner, and in the quantities set forth therein, provided that in all events such use shall be in conformity with all laws, rules, and regulations pertaining to same. In the event that Tenant deviates from the items, quantities, or procedures set forth in said Environmental Questionnaire, Landlord shall have the right to exercise all of its remedies set forth herein, including, without limitation, the right to require insurance with respect to same.

        (c) Prior to the execution of this Lease, Tenant shall complete, execute and deliver to Landlord an Environmental Questionnaire and Disclosure Statement (the "Environmental Questionnaire") in the form of Exhibit B attached hereto. The completed Environmental Questionnaire shall be deemed incorporated into this Lease for all purposes, and Landlord shall be entitled to rely fully on the information contained therein. On each anniversary of the Commencement Date until the expiration or sooner termination of this Lease, Tenant shall disclose to Landlord in writing the names and amounts of all Hazardous Materials which were stored, generated, used, released and/or disposed of on, under or about the Premises for the twelve-month period prior thereto, and which Tenant desires to store, generate, use, release and/or dispose of on, under or about the Premises for the succeeding twelve-month period.
In addition, to the extent Tenant is permitted to utilize Hazardous Materials upon the Premises, Tenant shall promptly provide Landlord with complete and legible copies of all the following environmental documents relating thereto: reports filed pursuant to any self-reporting requirements; permit applications, permits, monitoring reports, workplace exposure and community exposure warnings or notices and all other reports, disclosures, plans or documents (even those which may be characterized as confidential) relating to water discharges, air pollution, waste generation or disposal, and underground storage tanks for Hazardous Materials; orders, reports, notices, listings and correspondence (even those which may be considered confidential) of or concerning the release, investigation of, compliance, cleanup, remedial and corrective actions, and abatement of Hazardous Materials; and all complaints, pleadings and other legal documents filed by or against Tenant related to Tenant's use, handling, storage, release and/or disposal of Hazardous Materials.

        (d) Landlord and its agents shall have the right, but not the obligation, to inspect, sample and/or monitor the Premises and/or the soil or groundwater thereunder at any time to determine whether Tenant is complying with the terms of this
Section 5.3, and in connection therewith Tenant shall provide Landlord with full access to all relevant facilities, records and personnel. If Tenant is not in compliance with any of the provisions of this Section 5.3, or in the event of a release of any Hazardous Material on, under or about the Premises caused or permitted by Tenant, its agents, employees, contractors, licensees or invitees, Landlord and its agents shall have the right, but not the obligation, without limitation upon any of Landlord's other rights and remedies under this Lease, to immediately enter upon the Premises without notice and to discharge Tenant's obligations under this Section 5.3 at Tenant's expense, including without limitation the taking of emergency or long-term remedial action. Landlord and its agents shall endeavor to minimize interference with Tenant's business in connection therewith, but shall not be liable for any such interference. In addition, Landlord, at Tenant's expense, shall have the right, but not the obligation, to join and participate in any legal proceedings or actions initiated in connection with any claims arising out of the storage, generation, use, release and/or disposal by Tenant or its agents, employees, contractors, licensees or invitees of Hazardous Materials on, under, from or about the Premises.

        (e) If the presence of any Hazardous Materials on, under, from or about the Premises or the Project caused or permitted by Tenant or its agents, employees, contractors, licensees or invitees, results in (i) injury to any person, (ii) injury to or any contamination of the Premises or the Project, or (iii) injury to or contamination of any real or personal property wherever situated, Tenant, at its expense, shall promptly take all actions necessary to return the Premises and the Project and any other affected real or personal property owned by Landlord to the condition existing prior to the introduction of such Hazardous Materials and to remedy or repair any such injury or contamination, including without limitation, any cleanup, remediation, removal, disposal, neutralization or other treatment of any such Hazardous Materials. Notwithstanding the foregoing, Tenant shall not, without Landlord's prior written consent, take any remedial action in response to the presence of any Hazardous Materials on, under or about the Premises or the Project or any other affected real or personal property owned by Landlord or enter into any similar agreement, consent, decree or other compromise with any governmental. agency with respect to any Hazardous Materials claims; provided however, Landlord's prior written consent shall not be necessary in the event that the presence of Hazardous Materials on, under or about the Premises or the Project or any other affected real or personal property owned by Landlord (i) imposes an immediate threat to the health, safety or welfare of any individual or (ii) is of such a nature that an immediate remedial response is necessary and it is not possible to obtain Landlord's consent before taking such action.
To the fullest extent permitted by law, Tenant shall indemnify, hold harmless, protect and defend (with attorneys acceptable to Landlord) Landlord and any successors to all or any portion of Landlord's interest in the Premises and the Project and any other real or personal property owned by Landlord from and against any and all liabilities, losses, damages, diminution in value, judgments, fines, demands, claims, recoveries, deficiencies, costs and expenses (including without limitation attorneys' fees, court costs and other professional expenses), whether foreseeable or unforeseeable, arising directly or indirectly out of the use, generation, storage, treatment, release, on or off-site disposal or transportation of Hazardous Materials on, into, from, under or about the Premises, the Building and the Project and any other real or personal property owned by Landlord caused or permitted by Tenant, its agents, employees, contractors, licensees or invitees of Hazardous Materials on, under, from or about the Premises, the Building and the Project and any other real or personal property owned by Landlord, and the preparation of any closure or other required plans, whether or not such action is required or necessary during the Term or after the expiration of this Lease. If Landlord at any time discovers that Tenant or its agents, employees, contractors, licensees or invitees may have caused or permitted the release of a Hazardous Material on, under, from or about the Premises or the Project or any other real or personal property owned by Landlord, Tenant shall, at Landlord's request, immediately prepare and submit to Landlord a comprehensive plan, subject to Landlord's approval, specifying the actions to be taken by Tenant to return the Premises or the Project or any other real or personal property owned by Landlord to the condition existing prior to the introduction of such Hazardous Materials. Upon Landlord's approval of such cleanup plan, Tenant shall, at its expense, and without limitation of any rights and remedies of

Landlord under this Lease or at law or in equity, immediately implement such plan and proceed to cleanup such Hazardous Materials in accordance with all applicable laws and as required by such plan and this Lease. The provisions of this subsection
(e) shall expressly survive the expiration or sooner termination of this Lease.

        (f) Landlord hereby discloses to Tenant, and Tenant hereby acknowledges, certain facts relating to Hazardous Materials at the Project known by Landlord to exist as of the date of this Lease, as more particularly described in Exhibit C attached hereto. Tenant shall have no liability or responsibility with respect to the Hazardous Materials facts described in Exhibit C, nor with respect to any Hazardous Materials which Tenant proves were not caused or permitted by Tenant, its agents, employees, contractors, licensees or invitees. Notwithstanding the preceding two sentences, Tenant agrees to notify its agents, employees, contractors, licensees, and invitees of any exposure or potential exposure to Hazardous Materials at the Premises that Landlord brings to Tenant's attention.

        (g) Nothing contained herein shall be deemed to make Tenant responsible for any (i) Hazardous Materials that exist in, under, or about the Premises as of the earlier of the date Tenant enters the Premises for the purpose of installing its furniture, fixtures, or equipment, or other for other purposes, or the Commencement Date, (ii) Hazardous Materials that migrate from other properties or sources into the soil or groundwater under the Premises without fault of Tenant, or (iii) hazardous building materials not installed by, or at the direction of, Tenant, such as asbestos, that require containment or remediation. In the event that the Premises becomes contaminated by any of the sources set forth in this subpart (g), Landlord shall, at no cost to Tenant, undertake such containment or mitigation activities as are (x) required by the final issuance of a governmental order, or (y) objectively necessary for the immediate health or safety of the occupants.

                              ARTICLE VI.  COMMON AREAS; SERVICES

        SECTION 6.1. UTILITIES AND SERVICES. Tenant shall be responsible for and shall pay promptly, directly to the appropriate supplier, all charges for water, gas, electricity, sewer, heat, light, power, telephone, refuse pickup, janitorial service, interior landscape maintenance and all other utilities, materials and services furnished directly to Tenant or the Premises or used by Tenant in, on or about the Premises during the Term, together with any taxes thereon. If any utilities or services are not separately metered or assessed to Tenant, Landlord shall make a reasonable determination of Tenant's proportionate share of the cost of such utilities and services and Tenant shall pay such amount to Landlord, as an item of additional rent, within ten (10) days after receipt of Landlord's statement or invoice therefor. Alternatively, Landlord may elect to include such cost in the definition of Building Costs in which event Tenant shall pay Tenant's proportionate share of such costs in the manner set forth in Section 4.2. Landlord shall not be liable for damages or otherwise for any failure or interruption of any utility or other service furnished to the Premises, and no such failure or interruption shall be deemed an eviction or entitle Tenant to terminate this Lease or withhold or abate any rent due hereunder. Notwithstanding the foregoing sentence, if utility service to the Premises is interrupted for a continuous period of more than three (3) consecutive business days after written notice of such interruption is given from Tenant to Landlord solely as a result of Landlord's actions, and such interruption renders the Premises unusable, then Basic Rent for the Premises shall be abated for the period from Landlord's receipt of notice of the interruption of utility service until the restoration of utility service to an extent which causes the Premises to no longer be unusable. Landlord's failure to cause any third party, including any provider of utility services, to correct any interruption of utility service to the Premises shall not be construed to constitute an interruption resulting from Landlord's actions. Subject to Section 7.5 of this Lease, Landlord shall at all reasonable times have free access to all electrical and mechanical installations of Landlord.

        SECTION 6.2. OPERATION AND MAINTENANCE OF COMMON AREAS. During the Term, Landlord shall operate all Common Areas within the Building and the Project. The term "Common Areas" shall mean all areas within the exterior boundaries of the Building and other buildings in the Project which are not held for exclusive use by persons entitled to occupy space, and all other appurtenant areas, and improvements provided by Landlord for the common use of Landlord and tenants and their respective employees and invitees, including without limitation parking areas and structures, driveways, sidewalks, landscaped and planted areas, hallways and interior stairwells not located within the premises of any tenant, common electrical rooms and roof access entries, common entrances and lobbies, elevators, and restrooms not located within the premises of any tenant.

        SECTION 6.3. USE OF COMMON AREAS. The occupancy by Tenant of the Premises shall include the use of the Common Areas in common with Landlord and with all others for whose convenience and use the Common Areas may be provided by Landlord, subject, however, to compliance with all rules and regulations as are prescribed from time to time by Landlord. Landlord shall operate and maintain the Common Areas in a good, clean, lighted, well maintained condition consistent with that of other similar, first class properties within the Irvine Spectrum area, as Landlord determines to be appropriate. All costs incurred by Landlord for the maintenance and operation of the Common Areas shall be included in Project Costs unless any particular cost incurred can be charged to a specific tenant of the Project. Landlord shall at all times during the Term have exclusive control of the Common Areas, and may restrain any use or occupancy, except as authorized by Landlord's rules and regulations. Tenant shall keep the Common Areas clear of any obstruction or unauthorized use related to Tenant's operations. Nothing in this Lease shall be deemed to impose liability upon Landlord for any damage to or loss of the property of, or for any injury to, Tenant, its invitees or employees. Landlord may temporarily close any portion of the Common Areas for repairs, remodeling and/or alterations, to prevent a public dedication or the accrual of prescriptive rights, or for any other reason deemed sufficient by Landlord, without liability to Landlord. Subject to the restrictions provided in this Lease, Tenant shall have the right to use the Common Area to access the Premises and for parking 24 hours a day, seven days a week. Landlord shall have the right, but not the obligation, to impose reasonable rules, regulations, and restrictions on such use occurring after normal business hours, including, for example, the institution of electronic card access systems, user identification systems, or other methods of insuring that the Common Area is being used only by tenants and their permitted invitees.


        SECTION 6.4. PARKING. Tenant shall be entitled to the number of vehicle parking spaces set forth in Item 14 of the Basic Lease Provisions, which spaces shall be unreserved and unassigned, on those portions of the Common Areas designated by Landlord for parking. Tenant shall not use more parking spaces than such number. All parking spaces shall be used only for parking by vehicles no larger than full size passenger automobiles or pickup trucks. Tenant shall not permit or allow any vehicles that belong to or are controlled by Tenant or Tenant's employees, suppliers, shippers, customers or invitees to be loaded, unloaded or parked in areas other than those designated by Landlord for such activities. If Tenant permits or allows any of the prohibited activities described above, then Landlord shall have the right, without notice, in addition to such other rights and remedies that Landlord may have, to remove or tow away the vehicle involved and charge the costs to Tenant. Parking within the Common Areas shall be limited to striped parking stalls, and no parking shall be permitted in any driveways, access ways or in any area which would prohibit or impede the free flow of traffic within the Common Areas. There shall be no overnight parking of any vehicles of any kind unless otherwise authorized by Landlord, and vehicles which have been abandoned or parked in violation of the terms hereof may be towed away at the owner's expense. Nothing contained in this Lease shall be deemed to create liability upon Landlord for any damage to motor vehicles of visitors or employees, for any loss of property from within those motor vehicles, or for any injury to Tenant, its visitors or employees, unless ultimately determined to be caused by the sole active negligence or willful misconduct of Landlord. Landlord shall have the right to establish, and from time to time amend, and to enforce against all users all reasonable rules and regulations (including the designation of areas for employee parking) that Landlord may deem necessary and advisable for the proper and efficient operation and maintenance of parking within. Landlord shall have the right to construct, maintain and operate lighting facilities within the parking areas; to change the area, level, location and arrangement of the parking areas and improvements therein; to restrict parking by tenants, their officers, agents and employees to employee parking areas; to enforce parking charges (by operation of meters or otherwise); and to do and perform such other acts in and to the parking areas and improvements therein as, in the use of good business judgment, Landlord shall determine to be advisable. Any person using the parking area shall observe all directional signs and arrows and any posted speed limits. In no event shall Tenant interfere with the use and enjoyment of the parking area by other tenants of the Building or their employees or invitees. Parking areas shall be used only for parking vehicles. Washing, waxing, cleaning or servicing of vehicles, or the storage of vehicles for 24-hour periods, is prohibited except as specifically provided herein, or otherwise authorized in writing by Landlord. Tenant shall be liable for any damage to the parking areas caused by Tenant or Tenant's employees, suppliers, shippers, customers or invitees, including without limitation damage from excess oil leakage. Tenant shall have no right to install any fixtures, equipment or personal property in the parking areas.

        Tenant shall have the right to park five (5) company vehicles no larger than full-size pickup trucks overnight in the parking area, subject to each reasonable restrictions as Landlord may impose with respect to the location for such parking, the type of vehicles, and the appearance of same. This provision shall not be construed as I allowing long term storage of vehicles in the parking areas under any circumstances.

        SECTION 6.5. CHANGES AND ADDITIONS BY LANDLORD. Landlord reserves the right to make alterations or additions to the Building or the Project, or to the attendant fixtures, equipment and Common Areas. Landlord may at any time relocate or remove any of the various buildings, parking areas, and other Common Areas, and may add buildings and areas to the Project from time to time. No change shall entitle Tenant to any abatement of rent or other claim against Landlord, provided that the change does not deprive Tenant of reasonable access to or use of the Premises.

                            ARTICLE VII.  MAINTAINING THE PREMISES

        SECTION 7.1. TENANT'S MAINTENANCE AND REPAIR. Tenant at its sole expense shall comply with all applicable laws and governmental regulations governing the Premises and make all repairs necessary to keep the Premises in the condition as existed on the Commencement Date (or on any later date that the improvements may have been installed), excepting ordinary wear and tear, including without limitation all glass, windows, doors, door closures, hardware, fixtures, electrical, plumbing, fire extinguisher equipment and other equipment. Any damage or deterioration of the Premises shall not be deemed ordinary wear and tear if the same could have been prevented by good maintenance practices by Tenant. As part of its maintenance obligations hereunder, Tenant shall, at Landlord's request, provide Landlord with copies of all maintenance schedules, reports and notices prepared by, for or on behalf of Tenant. All repairs shall be at least equal in quality to the original work, shall be made only by a licensed contractor approved in writing in advance by Landlord and shall be made only at the time or times approved by Landlord. Any contractor utilized by Tenant shall be subject to Landlord's standard requirements for contractors, as modified from time to time. Landlord may impose reasonable restrictions and requirements with respect to repairs, as provided in Section 7.3, and the provisions of Section 7.4 shall apply to all repairs. Alternatively, Landlord may elect to make any such repair on behalf of Tenant and at Tenant's expense, and Tenant shall promptly reimburse Landlord for all costs incurred upon submission of an invoice.

        SECTION 7.2. LANDLORD'S MAINTENANCE AND REPAIR.  Subject to
Section 7.1 and Article XI, Landlord shall provide service, maintenance and repair with respect to any air conditioning, ventilating or heating equipment which serves the Premises and shall maintain in good repair the roof, foundations, footings, the exterior surfaces of the exterior walls of the Building, and the structural, electrical and mechanical systems, except that Tenant at its expense shall make all repairs which Landlord deems reasonably necessary as a result of the act or negligence of Tenant, its agents, employees, invitees, subtenants or contractors. Landlord shall have the right to employ or designate any reputable person or firm, including any employee or agent of Landlord or any of Landlord's affiliates or divisions, to perform any service, repair or maintenance function. Landlord need not make any other improvements or repairs except as specifically required under this Lease, and nothing contained in this Section shall limit Landlord's right to reimbursement from Tenant for maintenance, repair costs and replacement costs as provided elsewhere in this Lease. Tenant understands that it shall not make repairs at Landlord's expense or by rental offset. Tenant further understands that Landlord shall not be required to make any repairs to the roof, foundations, footings, structural, electrical or mechanical systems unless and until Tenant has notified Landlord in writing of the need for such repair and Landlord shall have a reasonable period of time thereafter to commence and complete said repair, if warranted. All costs of any maintenance and repairs on the part of Landlord provided hereunder shall be considered part of Project Costs.

        SECTION 7.3. ALTERATIONS. Tenant shall make no alterations, additions or improvements to the Premises without the prior written consent of Landlord, which consent may be given or withheld in Landlord's sole discretion. Notwithstanding the foregoing, Landlord shall not unreasonably withhold its consent to any alterations, additions or improvements to the Premises which cost less than One Dollar ($1.00) per square foot of the improved portions of the Premises (excluding warehouse square footage) and do not (i) affect the exterior of the Building or outside areas (or be visible from adjoining sites), or (ii) affect or penetrate any of the structural portions of the Building, including but not limited to the roof, or (iii) require any change to the basic floor plan of the Premises, any change to any structural or mechanical systems of the Premises, or any governmental permit as a prerequisite to the construction thereof, or (iv) interfere in any manner with the proper functioning of or Landlord's access to any mechanical, electrical, plumbing or HVAC systems, facilities or equipment located in or serving the Building, or (v) diminish the value of the Premises. Landlord may impose, as a condition to its consent, any requirements that Landlord in its discretion may deem reasonable or desirable, including but not limited to a requirement that all work be covered by a lien and completion bond satisfactory to Landlord and requirements as to the manner, time, and contractor for performance of the work. Tenant shall obtain all required permits for the work and shall perform the work in compliance with all applicable laws, regulations and ordinances, all covenants, conditions and restrictions affecting the Project, and the Rules and Regulations (hereafter defined). Tenant understands and agrees that Landlord shall be entitled to a supervision fee in the amount of five percent (5%) of the cost of the work. If any governmental entity requires, as a condition to any proposed alterations, additions or improvements to the Premises by Tenant, that improvements be made to the Common
Areas, and if Landlord consents to such improvements to the Common Areas, then Tenant shall, at Tenant's sole expense, make such required improvements to the Common Areas in such manner, utilizing such materials, and with such contractors (including, if required by Landlord, Landlord's contractors) as Landlord may require in its sole discretion. Under no circumstances shall Tenant make any improvement which incorporates any Hazardous Materials, including without limitation asbestos-containing construction materials into the Premises. Any request for Landlord's consent shall be made in writing and shall contain architectural plans describing the work in detail reasonably satisfactory to Landlord. Unless Landlord otherwise agrees in writing, all alterations, additions or improvements affixed to the Premises (excluding moveable trade fixtures and furniture) shall become the property of Landlord and shall be surrendered with the Premises at the end of the Term, except that Landlord may, by notice to Tenant, require Tenant to remove by the Expiration Date, or sooner termination date of this Lease, all or any alterations, decorations, fixtures, additions, improvements and the like installed either by Tenant or by Landlord at Tenant's request and to repair any damage to the Premises arising from that removal. Except as otherwise provided in this Lease or in any exhibit to this Lease, should Landlord make any alteration or improvement to the Premises for Tenant, Landlord shall be entitled to prompt reimbursement from Tenant for all costs incurred.

        SECTION 7.4. MECHANIC'S LIENS. Tenant shall keep the Premises free from any liens arising out of any work performed, materials furnished, or obligations incurred by or for Tenant. Upon request by Landlord, Tenant shall promptly cause any such lien to be released by posting a bond in accordance with California Civil Code Section 3143 or any successor statute. In the event that Tenant shall not, within thirty (30) days following the imposition of any lien, cause the lien to be released of record by payment or posting of a proper bond, Landlord shall have, in addition to all other available remedies, the right to cause the lien to be released by any means it deems proper, including payment of or defense against the claim giving rise to the lien. All expenses so incurred by Landlord, including Landlord's attorneys' fees, and any consequential or other damages incurred by Landlord arising out of such lien, shall be reimbursed by Tenant promptly following Landlord's demand, together with interest from the date of payment by Landlord at the maximum rate permitted by law until paid. Tenant shall give Landlord no less than twenty (20) days' prior notice in writing before commencing construction of any kind on the Premises so that Landlord may post and maintain notices of nonresponsibility on the Premises.

        SECTION 7.5. ENTRY AND INSPECTION. Landlord shall at all reasonable times, upon not less than 24 hours written or oral notice, (except in emergencies, when no notice shall be required) have the right to enter the Premises to inspect them, to supply services in accordance with this Lease, to protect the interests of Landlord in the Premises, and to submit the Premises to prospective or actual purchasers or encumbrance holders (or, during the last one hundred and eighty (180) days of the Term or when an uncured Tenant default exists, to prospective tenants), all without being deemed to have caused an eviction of Tenant and without abatement of rent except as provided elsewhere in this Lease, provided that Tenant may restrict access of prospective purchasers or tenants who are competitors of Tenant as. to portions of the Premises as reasonably necessary to protect Tenant from disclosure of its proprietary processes or operations. Tenant may provide an escoct for any non-emergency entry upon the Premises by Landlord. Landlord shall have the right, if desired, to retain a key which unlocks all of the doors in the Premises, excluding Tenant's vaults and safes, and Landlord shall have the right to use any and all means which Landlord may deem proper to open the doors in an emergency in order to obtain entry to the Premises, and any entry to the

Premises obtained by Landlord shall not under any circumstances be deemed to be a forcible or unlawful entry into, or a detainer of, the Premises, or any eviction of Tenant from the Premises.

        SECTION 7.6. INTENTIONALLY DELETED

        SECTION 7.7 TENANT'S SELF-HELP. If Landlord shall fail to perform any repair obligations required under this Lease within thirty (30) days following Tenant's written request for such repairs, or if Landlord shall fail to perform any repairs required under this Lease of an emergency condition within twenty-four (24) hours after written notice from Tenant, then Tenant may elect to make such repairs at Landlord's expense by complying with the following provisions of this Section 7.7. Before making any such repair, Tenant shall deliver to Landlord a notice for the need for such repair ("Self-Help Notice"), which notice shall specifically advise Landlord that Tenant intends to exercise its self-help right hereunder. Should Landlord fail, within ten (10) days following receipt of the Self-Help Notice
(or within twenty-four (24) hours following notice in the event of necessary emergency repairs), to commence the necessary repair or to make other arrangements reasonably satisfactory to Tenant, then Tenant shall have the right to make such renair one-half of Landlord. Landlord shall promptly reimburse Tenant for the reasonable costs of such repairs, but except as provided expressly below, in no event shall Tenant have the right to offset rent against such costs. If Landlord fails to reimburse Tenant as required hereunder, Tenant shall have the right to institute a proceeding pursuant to Section 22.7 hereof. In the event that Tenant obtains a final order in such a proceeding requiring Landlord to reimburse Tenant for expenses incurred by Tenant under this Section, Landlord shall pay same within thirty
(30) days of its receipt of a written copy of such order, failing which Tenant shall be permitted to offset the amount set forth in such order against future Basic Rent due under this Lease. In the event that the work could affect the Building's structural, mechanical, electrical, heating, ventilating, air conditioning, life safety or plumbing components or systems, then Tenant shall use only those contractors used by Landlord in the Project for such work. If those contractors are unwilling or unable to perform the work, Tenant may retain the services of qualified, reputable and licensed, bonded contractors with like experience in similar building systems. Tenant shall be responsible for obtaining any necessary governmental permits before commencing the repair work, and Tenant shall assume the risk of any damage, loss or injury resulting from such work.

                   ARTICLE VIII.  TAXES AND ASSESSMENTS ON TENANT'S PROPERTY

        Tenant shall be liable for and shall pay, at least ten (10) days before delinquency, all taxes and assessments levied against all personal property of Tenant located in the Premises, against all improvements to the Premises made by Landlord or Tenant which are above Landlord's Project standard in quality and/or quantity for comparable space within the Project ("Above Standard Improvements"), and against any alterations, additions or like improvements made to the Premises by or on behalf of Tenant.
When possible Tenant shall cause its personal property, Above Standard Improvements and alterations to be assessed and billed separately from the real property of which the Premises form a part. If any taxes on Tenant's personal property, Above Standard Improvements and/or alterations are levied against Landlord or Landlord's property and if Landlord pays the same, or if the assessed value of Landlord's property is increased by the inclusion of a value placed upon the personal property, Above Standard Improvements and/or alterations of Tenant and if Landlord pays the taxes based upon the increased assessment, Tenant shall pay to Landlord the taxes so levied against Landlord or the proportion of the taxes resulting from the increase in the assessment. In calculating what portion of any tax bill which is assessed against Landlord separately, or Landlord and Tenant jointly, is attributable to Tenant's Above Standard Improvements, alterations and personal property, Landlord's reasonable determination shall be conclusive.

                            ARTICLE IX.  ASSIGNMENT AND SUBLETTING

        SECTION 9.1. RIGHTS OF PARTIES.

        (a) Notwithstanding any provision of this Lease to the contrary (but except as provided in paragraph 9.4, below), Tenant will not, either voluntarily or by operation of law, assign, sublet, encumber, or otherwise transfer all or any part of Tenant's interest in this lease, or permit the Premises to be occupied by anyone other than Tenant, without Landlord's prior written consent, which consent shall not unreasonably be withheld in accordance with the provisions of Section 9.l(b). No assignment (whether voluntary, involuntary or by operation of law) and no subletting shall be valid or effective without Landlord's prior written consent and, at Landlord's election, any such assigrunent or subletting or attempted assignment or subletting shall constitute a material default of this Lease. Landlord shall not be deemed to have given its consent to any assignment or subletting by any other course of action, including its acceptance of any name for listing in the Building directory. To the extent not prohibited by provisions of the Bankruptcy Code, 11 U.S.C. Section 101 et seq. (the "Bankruptcy Code"), including Section 365(f)(1), Tenant on behalf of itself and its creditors, administrators and assigns waives the applicability of
Section 365(e) of the Bankruptcy Code unless the proposed assignee of the Trustee for the estate of the bankrupt meets Landlord's standard for consent as set forth in Section 9.1(b) of this Lease. If this Lease is assigned to any person or entity pursuant to the provisions of the Bankruptcy Code, any and all monies or other considerations to be delivered in connection with the assignment shall be delivered to Landlord, shall be and remain the exclusive property of Landlord and shall not constitute property of Tenant or of the estate of Tenant within the meaning of the Bankruptcy Code. Any person or entity to which this Lease is assigned pursuant to the provisions of the Bankruptcy Code shall be deemed to have assumed all of the obligations arising under this Lease on and after the date of the assignment, and shall upon demand deliver to Landlord an instrument confirming that assumption.

        (b) If Tenant desires to transfer an interest in this Lease, it shall first notify Landlord of its desire and shall submit in writing to Landlord: (i) the name and address of the proposed transferee; (ii) the nature of any proposed subtenant's or assignee's business to be carried on in the Premises; (iii) the terms and provisions of any proposed sublease or assignment, including a copy of the proposed assignment or sublease form;
(iv) evidence of insurance of the proposed assignee or subtenant complying with the requirements of Exhibit D hereto; (v) a completed Environmental Questionnaire from the proposed assignee or subtenant; and (vi) any other information requested by Landlord and reasonably related to the transfer. Except as provided in Subsection (c) of this Section, Landlord shall not unreasonably withhold its consent, provided: (1) the use of the Premises will be consistent with the provisions of this Lease and with Landlord's commitment to other tenants of the Budding and Project; (2) the proposed assignee or subtenant has not been required by any prior landlord, lender or governmental authority to take remedial action in connection with Hazardous Materials contaminating a property arising out of the proposed assignee's or subtenant's actions or use of the property in question and is not subject to any enforcement order issued by any governmental authority in connection with the use, disposal or storage of a Hazardous Material; (3) at Landlord's election, insurance requirements shall be brought into conformity with Landlord's then current leasing practice; (4) any proposed subtenant or assignee demonstrates that it is financially responsible by submission to Landlord of all reasonable information as Landlord may request concerning the proposed subtenant or assignee, including, but not limited to, a balance sheet of the proposed subtenant or assignee as of a date within ninety (90) days of the request for Landlord's consent, statements of income or profit and loss of the proposed subtenant or assignee for the two-year period preceding the request for Landlord's consent, and/or a certification signed by the proposed subtenant or assignee that it has not been evicted or been in arrears in rent at any other leased premises for the 3-year period preceding the request for Landlord's consent; (5) any proposed subtenant or assignee demonstrates to Landlord's reasonable satisfaction a record of successful experience in business; (6) the proposed assignee or subtenant is not an existing tenant of the Building or Project or a prospect with whom Landlord is negotiating to become a tenant at the Building or Project; and (7) the proposed transfer will not impose additional burdens or adverse tax effects'on Landlord. If Tenant has any exterior sign rights under this Lease, such rights are personal to Tenant and may not be assigned or transferred to any subtenant of the Premises, nor to any assignee without Landlord's prior written consent, which may be withheld in Landlord's reasonable discretion. Reasonable grounds for Landlord to withhold its consent to the transfer of exterior sign rights shall include, but not be limited to, circumstances where the proposed assignee's or subtenant's signage (A) would not comply with the Landlord's sign criteria; (B) could be considered offensive due to the proposed assignee's or subtenant's name or logo, or the design, materials, wording, or color of the proposed signage; or (C) would violate rights claimed by other tenants in the area in which the Budding is located to restrict signage in such area.

        If Landlord consents to the proposed transfer, Tenant may within ninety (90) days after the date of the consent effect the transfer upon the terms described in the information furnished to Landlord; provided that any material change in the terms shall be subject to Landlord's consent as set forth in this Section. Landlord shall approve or disapprove any requested transfer within fifteen (15) business days following receipt of Tenant's written request, the information set forth above, and the fee set forth below.

        (c) Notwithstanding the provisions of Subsection (b) above, in lieu of consenting to a proposed assignment or subletting which, either alone or when aggregated with other such transfers by Tenant affects more than twenty-five percent (25%) of the rentable square footage of the Premises, Landlord may elect to
(i) sublease the Premises (or the portion proposed to be subleased), or take an assignment of Tenant's interest in this Lease, upon the same terms as offered to the proposed subtenant or assignee (excluding terms relating to the purchase of personal property, the use of Tenant's name or the continuation of Tenant's business), or (ii) terminate this Lease as to the portion of the Premises proposed to be subleased or assigned with a proportionate abatement in the rent payable under this Lease, effective on the date that the proposed sublease or assignment would have become effective. Landlord may thereafter, at its option, assign or re-let any space so recaptured to any third party, including without limitation the proposed transferee of Tenant.

        (d) Tenant agrees that fifty percent (50%) of any amounts paid by the assignee or subtenant, however described, in excess of (i) the Basic Rent payable by Tenant hereunder, or in the case of a sublease of a portion of the Premises, in excess of the Basic Rent reasonably allocable to such portion, plus (ii)
Tenant's direct out-of-pocket costs which Tenant certifies to Landlord have been paid to provide occupancy related services to such assignee or subtenant of a nature commonly provided by landlords of similar space, reasonable broker commissions and finder's fees, and reasonable tenant improvement costs related solely to the subtenancy (which commissions, finder's fees and tenant improvement costs shall be deemed to be allocated evenly over the term of the subtenancy for the purpose of determining the amount due to Landlord hereunder), shall be the property of Landlord and such amounts shall be payable directly to Landlord by the assignee or subtenant or, at Landlord's option, by Tenant.
At Landlord's request, a written agreement shall be entered into by and among Tenant, Landlord and the proposed assignee or subtenant confirming the requirements of this subsection.

        (e) Tenant shall pay to Landlord a fee of Five Hundred Dollars ($500.00) if and when any transfer hereunder is requested by Tenant. Such fee is hereby acknowledged as a reasonable amount to reimburse Landlord for its costs of review and evaluation of a proposed assignee/sublessee, and Landlord shall not be obligated to commence such review and evaluation unless and until such fee is paid.

        SECTION 9.2. EFFECT OF TRANSFER. No subletting or assignment, even with the consent of Landlord, shall relieve Tenant of its obligation to pay rent and to perform all its other obligations under this Lease. Moreover, Tenant shall indemnify and hold Landlord harmless, as provided in Section 10.3, for any act or omission by an assignee or subtenant. Each assignee, other than Landlord, shall be deemed to assume all obligations of Tenant under this Lease and shall be liable jointly and severally with Tenant for the payment of all rent, and for the due performance of all of Tenant's obligations, under this Lease. No transfer shall be binding on Landlord unless any document memorializing the transfer is delivered to Landlord and. both the assignee/subtenant and Tenant deliver to Landlord an executed consent to transfer instrument prepared by Landlord and consistent with the requirements of this Article. The acceptance by Landlord of any payment due under this Lease from any other person shall not be deemed to be a waiver by Landlord of any provision of this Lease or to be a consent to any transfer. Consent by Landlord to one or more transfers shall not operate as a waiver or estoppel to the future enforcement by Landlord of its rights under this Lease.

        SECTION 9.3. SUBLEASEREQUIREMENTS. The following terms and conditions shall apply to any subletting by Tenant of all or any part of the Premises and shall be deemed included in each sublease:

        (a) Each and every provision contained in this Lease (other than with respect to the payment of rent hereunder) is incorporated by reference into and made a part of such sublease, with "Landlord" hereunder meaning the sublandlord therein and "Tenant" hereunder meaning the subtenant therein.

        (b) Tenant hereby irrevocably assigns to Landlord all of Tenant's interest in all rentals and income arising from any sublease of the Premises, and Landlord may collect such rent and income and apply same toward Tenant's obligations under this Lease; provided, however, that until a default occurs in the performance of Tenant's obligations under this Lease, Tenant shall have the right to receive and collect the sublease rentals. Landlord shall not, by reason of this assignment or the collection of sublease rentals, be deemed liable to the subtenant for the performance of any of Tenant's obligations under the sublease. Tenant hereby irrevocably authorizes and directs any subtenant, upon receipt of a written notice from Landlord stating that an uncured default exists in the performance of Tenant's obligations under this Lease, to pay to Landlord all sums then and thereafter due under the sublease. Tenant agrees that the subtenant may rely on that notice without any duty of further inquiry and notwithstanding any notice or claim by Tenant to the contrary. Tenant shall have no right or claim against the subtenant or Landlord for any rentals so paid to Landlord.

        (c) In the event of the termination of this Lease, Landlord may, at its sole option, take over Tenant's entire interest in any sublease and, upon notice from Landlord, the subtenant shall attorn to Landlord. In no event, however, shall Landlord be liable for any previous act or omission by Tenant under the sublease or for the return of any advance rental payments or deposits under the sublease that have not been actually delivered to Landlord, nor shall Landlord be bound by any sublease modification executed without Landlord's consent or for any advance rental payment by the subtenant in excess of one month's rent. The general provisions of this Lease, including without limitation those pertaining to insurance and indemnification, shall be deemed incorporated by reference into the sublease despite the termination of this Lease.

        SECTION 9.4. CERTAIN TRANSFERS. Notwithstanding the foregoing, Landlord's consent shall not be required for the assigniment or subletting to any successor corporation or other entity resulting from a merger or consolidation of Tenant or a conversion of Tenant into a limited liability company or other form of entity, or to any wholly owned subsidiary or any other person or entity that controls, or is controlled by, or is under common control with, Tenant, or to any entity which has purchased all or substantially all of the assets of Tenant in a bona-fide transaction (i.e., which, among other things, is an arm's length sale to a third party in a transaction not structured primarily for the avoidance of obligations under the Lease) so long as (i) the net worth of the successor or transferee entity after any such transfer is at least equal to the net worth of Tenant immediately prior to the date of such merger, evidence of which, satisfactory to Landlord, shall be presented to Landlord prior to such merger, (ii) Tenant shall provide to Landlord, prior to such merger, written notice of any such merger and such assignment documentation and other information as Landlord may request in connection therewith, and (iii) all of the other terms and requirements of this Article shall apply with respect to such assignment, including, without limitation, the obligation to provide Landlord with a written agreement from the transferee acknowledging its obligations under this Lease.

                              ARTICLE X. INSURANCE AND INDEMNITY

        SECTION 10.1. TENANT'S INSURANCE. Tenant, at its sole cost and expense, shall provide and maintain in effect the insurance described in Exhibit D. Evidence of that insurance must be delivered to Landlord prior to the Commencement Date.

        SECTION 10.2. LANDLORD'S INSURANCE. Landlord may, at its election, provide any or all of the following types of insurance, with or without deductible and in amounts and coverages as may be determined by Landlord in its discretion: "all risk" property insurance, subject to standard exclusions, covering the Building or Project, and such other risks as Landlord or its mortgagees may from time to time deem appropriate, including leasehold improvements made by Landlord, and commercial general liability coverage. Landlord shall not be required to carry insurance of any kind on Tenant's property, including leasehold improvements, trade fixtures, furnishings, equipment, plate glass, signs and all other items of personal property, and shall not be obligated to repair or replace that property should damage occur. All proceeds of insurance maintained by Landlord upon the Building and Project shall be the property of Landlord, whether or not Landlord is obligated to or elects to make any repairs. At Landlord's option, Landlord may self-insure all or any portion of the risks for which Landlord elects to provide insurance hereunder.

        SECTION 10.3. TENANT'S INDEMNITY. To the fullest extent permitted by law, Tenant shall defend, indemnify, protect, save and hold harmless Landlord, its agents, and any and all affiliates of Landlord, including, without limitation, any corporations or other entities controlling, controlled by or under common control with Landlord, from and against any and all claims, liabilities, costs or expenses arising either before or after the Commencement Date from Tenant's use or occupancy of the Premises, the Building or the Common Areas, or from the conduct of its business, or from any activity, work, or thing done, permitted or suffered by Tenant or its agents, employees, invitees or licemsees, in or about the Premises, the Building or the Common Areas, or from any default in the pe rformance of any obligation on Tenant's part to be performed under this Lease, or from any act or negligence of Tenant or its agents, employees, visitors, patrons, guests, invitees or licensees. Landlord may, at its option, require Tenant to assume Landlord's defense in any action covered by this Section through counsel satisfactory to Landlord. The provisions of this Section shall expressly survive the expiration or sooner termination of this Lease.

        SECTION 10.4. LANDLORD'S NONLIABILITY. Landlord shall not be liable to Tenant, its employees, agents and invitees, and Tenant hereby waives all claims against Landlord for loss of or damage to any property, or loss or interruption of business or income, or any other loss, cost, damage, injury or liability whatsoever (including without limitation any consequential damages and lost profit or opportunity costs) resulting from, but not limited to, Acts of God, acts of civil disobedience or insurrection, acts or omissions of other tenants within the Project or their agents, employees, contractors, guests or invitees, fire, explosion, falling plaster, steam, gas, electricity, water or rain which may leak or flow from or into any part of the Premises or from the breakage, leakage, obstruction or other defects of the pipes, sprinklers, wires, appliances, plumbing, air conditioning, electrical works or other fixtures in the Building, whether the damage or injury results from conditions arising in the Premises or in other portions of the Building. It is understood that any such condition may require the temporary evacuation or closure of all or a portion of the Buflding. Except as provided in Sections 11.1 and 12.1 below, there shall be no abatement of rent and no liability of Landlord by reason of any injury to or interference with Tenant's business (including without limitation consequential damages and lost profit or opportunity costs) arising from the making of any repairs, alterations or improvements to any portion of the Building, including repairs to the Premises, nor shall any related activity by Landlord constitute an actual or constructive eviction; provided, however, that in making repairs, alterations or improvements, Landlord shall interfere as little as reasonably practicable with the conduct of Tenant's business in the Premises. Neither Landlord nor its agents shall be liable for interference with light or other similar intangible interests. Tenant shall immediately notify Landlord in case of fire

Premises, the Building or the Project and of defects in any improvements or equipment.

        SECTION 10.5. WAIVER OF SUBROGATION. Landlord and Tenant each hereby waives all rights of recovery against the other and the other's agents on account of loss and damage occasioned to the property of such waiving party to the extent only that such loss or damage is required to be insured against under any "all risk" property insurance policies required by this Article X (or, if the party required to maintain such insurance has the right to and does self-insure, then to the extent that such loss or damage would otherwise have been covered by the required insurance); provided however, that the foregoing waiver shall not apply to the extent of Tenant's obligations to pay deductibles under any such policies and this Lease. Further, if any loss is due to the act, omission or negligence or willful misconduct of Tenant or its agents, employees, contractors, guests or invitees, Tenant's liabil ity insurance shall be primary and shall cover all losses and damages prior to any other insurance or self-insurance hereunder. By this waiver it is the intent of the parties that neither Landlord nor Tenant shall be liable to any insurance company (by way of subrogation or otherwise) insuring the othen party for any loss or damage insured against under any "all-risk" property insurance policies required by this Article (or, in the case of a party who has the right to and has elected to self-insure, then any self-insured loss which would be insured against under such a policy), even though such loss or damage might be occasioned by the negligence of such party, its agents, employees, contractors, guests or invitees. For purposes of this paragraph, if the Landlord does not maintain an all-risk insurance policy covering the Buflding, the Landlord shall be deemed to have self-insured in a commercially reasonable amount. The provisions of this Section shall not limit the indemnification provisions elsewhere contained in this Lease.

                              ARTICLE XI.  DAMAGE OR DESTRUCTION

        SECTION 11.1. RESTORATION.

        (a) If the Building of which the Premises are a part is damaged, Landlord shall repair that damage as soon as reasonably possible, at its expense, unless: (i) Landlord reasonably determines that the cost of repair is not covered by Landlord's fire and extended coverage insurance plus such additional amounts Tenant elects, at its option, to contribute, excluding however the deductible (for which Tenant shall be responsible for Tenant's Share); (ii) Landlord reasonably determines that the Premises cannot, with reasonable diligence, be fully repaired by Landlord (or cannot be safely repaired because of the presence-of hazardous factors, including without limitation Hazardous Materials, earthquake faults, and other similar dangers) within two hundred seventy (270) days after the date of the damage;
(iii) an event of default by Tenant has occurred and is continuing at the time of such damage; or (iv) the damage occurs during the final twelve (12) months of the Term. Should Landlord elect not to repair the damage for one of the preceding reasons, Landlord shall so notify Tenant in writing within sixty (60) days after the damage occurs and this Lease shall terminate as of the date of that notice.

        (b) Unless Landlord elects to terminate this Lease in accordance with subsection (a) above, this Lease shall continue in effect for the remainder of the Term; provided that so long as Tenant is not in default under this Lease, if the damage is so extensive that Landlord reasonably determines that the Premises cannot, with reasonable dfligence, be repaired by Landlord (or cannot be safely repaired because of the presence of hazardous factors, earthquake faults, and other similar dangers) so as to allow Tenant's substantial use and enjoyment of the Premises within two hundred seventy (270) days after the date of damage, then Tenant may elect to terminate this Lease by written notice to Landlord within the sixty (60) day period stated in subsection
(a).

        (c) Commencing on the date of any damage to the Building, and ending on the sooner of the date the damage is repaired or the date this Lease is terminated, the rental to be paid under this Lease shall be abated in the same proportion that the floor area of the Premises that is rendered unusable by the damage from time to time bears to the total floor area of the Premises, but only if Tenant is maintaining business interruption insurance for the benefit of Landlord as described in Exhibit D and Landlord receives the benefit thereof. In the event that Tenant maintains the business interruption insurance required pursuant to this Lease, but the casualty which causes the damage is not an insured loss under such policy or policies, the rent shall nonetheless be abated in the manner described in this paragraph.

        (d) Notwithstanding the provisions of subsections (a), (b) and (c), of this Section, and subject to the provisions of
Section 10.5 above, the cost of any repairs shall be borne by Tenant, and Tenant shall not be entitled to rental abatement or termination rights, if the damage is due to the fault or neglect of Tenant or its employees, subtenants, invitees or representatives. In addition, the provisions of this Section shall not be deemed to require Landlord to repair any improvements or fixtures that Tenant is obligated to repair or insure pursuant to any other provision of this Lease.

        (e) Tenant shall fully cooperate with Landlord in removing Tenant's personal property and any debris from the Premises to facilitate all inspections of the Premises and the making of any repairs. Notwithstanding anything to the contrary contained in this Lease, if Landlord in good faith believes there is a risk of injury to persons or damage to property from entry into the Building or Premises following any damage or destruction thereto, Landlord may restrict entry into the Building or the Premises by Tenant, its employees, agents and contractors in a non-discriminatory manner, without being deemed to have violated
Tenant's rights of quiet enjoyment to, or made an unlawful detainer of, or evicted Tenant from, the Premises. Upon request, Landlord shall consult with Tenant to determine if there are safe methods of entry into the Building or the Premises solely in order to allow Tenant to retrieve flies, data in computers, and necessary inventory, subject however to all indemnities and waivers of liability from Tenant to Landlord contained in this Lease and any additional indemnities and waivers of liability which Landlord may require.

        SECTION 11.2. LEASE GOVERNS. Tenant agrees that the provisions of this Lease, including without limitation Section
11.1, shall govern any damage or destruction and shall accordingly supersede any contrary statute or rule of law.

                                 ARTICLE XII.  EMINENT DOMAIN

        SECTION 12.1. TOTAL OR PARTIAL TAKING. If all or a material portion of the Premises is taken by any lawful authority by exercise of the right of eminent domain, or sold to prevent a taking, either Tenant or Landlord may terminate this Lease effective as of the date possession is required to be surrendered to the authority. In the event tide to a portion of the Building or Project, other than the Premises, is taken or sold in lieu of taking, and if Landlord elects to restore the Building in such a way as to alter the Premises materially, either party may terminate this Lease, by written notice to the other party, effective on the date of vesting of title. In the event neither party has elected to terminate this Lease as provided above, then Landlord shall promptly, after receipt of a sufficient condemnation award, proceed to restore the Premises to substantially their condition prior to the taking, and a proportionate allowance shall be made to Tenant for the rent corresponding to the time during which, and to the part of the Premises of which, Tenant is deprived on account of the taking and restoration. In the event of a taking, Landlord shall be entitled to the entire amount of the condemnation award without deduction for any estate or interest of Tenant; provided that nothing in this Section shall be deemed to give Landlord any interest in, or prevent Tenant from seeking any award against the taking authority for, the taking of personal property and fixtures belonging to Tenant or for relocation or business interruption expenses recoverable from the taking authority.

        SECTION 12.2. TEMPORARY TAKING. No temporary taking of the Premises shall terminate this Lease or give Tenant any right to abatement of rent, and any award specifically attributable to a temporary taking of the Premises shall belong entirely to Tenant.
A temporary taking shall be deemed to be a taking of the use or occupancy of the Premises for a period of not to exceed one hundred eighty (180) days.

        SECTION 12.3. TAKING OF PARKING AREA. In the event there shall be a taking of the parking area such that Landlord can no longer provide sufficient parking to comply with this Lease, Landlord may substitute reasonably equivalent parking in a location reasonably close (under all then prevailing circumstances) to the Building; provided that if Landlord fails to make that substitution within ninety (90) days following the taking and if the taking materially impairs Tenant's use and enjoyment of the Premises, Tenant may, at its option, terminate this Lease by written notice to Landlord. If this Lease is not so terminated by Tenant, there shall be no abatement of rent and this Lease shall continue in effect.

                ARTICLE XIII.  SUBORDINATION; ESTOPPEL CERTIFICATE; FINANCIALS

        SECTION 13.1. SUBORDINATION. At the option of Landlord, this Lease shall be either superior or subordinate to all ground or underlying leases, mortgages and deeds of trust, if any, which may hereafter affect the Budding, and to all renewals, modifications, consolidations, replacements and extensions thereof; provided, that so long as Tenant is not in default under this Lease, this Lease shall not be terminated or Tenant's quiet enjoyment of the Premises disturbed in the event of termination of any such ground or underlying lease, or the foreclosure of any such mortgage or deed of trust, to which Tenant has subordinated this Lease pursuant to this Section. In the event of a termination or foreclosure, Tenant shall become a tenant of and attom to the successor-in-interest to Landlord upon the same terms and conditions as are contained in this Lease, and shall execute any instrument reasonably required by Landlord's successor for that purpose. Tenant shall also, upon written request of Landlord, execute and deliver all instruments as may be required from time to time to subordinate the rights of Tenant under this Lease to any ground or underlying lease or to the lien of any mortgage or deed of trust (provided that such instruments include the nondisturbance and attornment provisions set forth above), or, if requested by Landlord, to subordinate, in whole or in part, any ground or underlying lease or the lien of any mortgage or deed of trust to this Lease. Landlord represents to Tenant that as of the date hereof, there are no ground lessors or lenders affecting the Building.

        SECTION 13.2. ESTOPPEL CERTIFICATE.

        (a) Tenant shall, at any time upon not less than ten (10) days prior written notice from Landlord, execute, acknowledge and deliver to Landlord, in any form that Landlord may reasonably require, a statement in writing (i) certifying that this Lease is unmodified and in full force and effect (or, if modified, stating the nature of the modification and certifying that this Lease, as modified, is in full force and effect) and the dates to which the rental, additional rent and other charges have been paid in advance, if any, and (ii) acknowledging that, to Tenant's actual knowledge, there are no uncured defaults on the part of Landlord, or specifying each default if any are claimed, and (iii) setting forth all fin-ther information that Landlord may reasonably require. Tenant's statement may be relied upon by any prospective purchaser or encumbrancer of all or any portion of the Building or Project.

        (b) Notwithstanding any other rights and remedies of Landlord, Tenant's failure to deliver any estoppel statement within the provided time shall be conclusive upon Tenant that (i) this Lease is in full force and effect, without modification except as may be represented by Landlord, (ii) there are no uncured defaults in Landlord's performance, and (iii) not more than one month's rental has been paid in advance.

        SECTION 13.3 FINANCIALS.

        (a) Tenant shall deliver to Landlord, prior, to the execution of this Lease and thereafter at any time upon Landlord's request, Tenant's current tax returns and financial statements, certified true, accurate and complete by the chief financial officer of Tenant, including a balance sheet and profit and loss statement for the most recent prior year (collectively, the "Statements"), which Statements shall accurately and completely reflect the financial condition of Tenant. Landlord agrees that it will keep the Statements confidential, except that Landlord shall have the right to deliver the same to any proposed purchaser of the Building or Project, and to any encumbrancer of all or any portion of the Building or Project.

        (b) Tenant acknowledges that Landlord is relying on the Statements in its determination to enter into this Lease, and Tenant represents to Landlord, which representation shall be deemed made on the date of this Lease and again on the Commencement Date, that no material change in the financial condition of Tenant, as reflected in the Statements, has occurred since the date Tenant delivered the Statements to Landlord. The Statements are represented and warranted by Tenant to be correct and to accurately and fully reflect Tenant's true financial condition as of the date of submission by any Statements to Landlord.

                             ARTICLE XIIV.  DEFAULTS AND REMEDIES

        SECTION 14.1. TENANT'S DEFAULTS. In addition to any other event of default set forth in this Lease, the occurrence of any one or more of the following events shall constitute a default by
Tenant:

        (a) The failure by Tenant to make any payment of rent or additional rent required to be made by Tenant, as and when due, where the failure continues for a period of five (5) days after written notice include all amounts of any type whatsoever other than Basic Rent to be paid by Tenant pursuant to the terms of this Lease.

        (b) Assignment, sublease, encumbrance or other transfer of the Lease by Tenant, either voluntarily or by operation of law, whether by judgment, execution, transfer by intestacy or testacy, or other means, without the prior written consent of Landlord.

        (c) The discovery by Landlord that any financial statement provided by Tenant, or by any affiliate, successor or guarantor of Tenant, was materially false.

        (d) The failure of Tenant to timely and fully provide any subordination agreement, estoppel certificate or financial statements in accordance with the requirements of Article XIII.

        (e) The failure or inability by Tenant to observe or perform any of the express or implied covenants or provisions of this Lease to be observed or performed by Tenant, other than as specified in any other subsection of this Section, where the failure continues for a period of thirty (30) days after written notice from Landlord to Tenant or such shorter period as is specified in any other provision of this Lease; provided, however, that any such notice shall be in lieu of, and not in addition to, any notice required under California Code of Civil Procedure Section 1161 and 1161(a) as amended. However, if the nature of the failure is such that more than thirty (30) days are reasonably required for its cure, then Tenant shall not be deemed to be in default if Tenant commences the cure within thirty (30) days, and thereafter diligently pursues the cure to completion.

        (f) (i) The making by Tenant of any general assignment for the benefit of creditors; (ii) the filing by or against Tenant of a petition to have Tenant adjudged a Chapter 7 debtor under the Bankruptcy Code or to have debts discharged or a petition for reorganization or arrangement under any law relating to bankruptcy (unless, in the case of a petition filed against Tenant, the same is dismissed within thirty (30) days); (iii) the appointment of a trustee or receiver to take possession of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease, if possession is not restored to Tenant within thirty (30) days; (iv) the attachment, execution or other judicial seizure of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease, where the seizure is not discharged within thirty (30) days; or
(v) Tenant's convening of a meeting of its creditors for the purpose of effecting a moratorium upon or composition of its debts. Landlord shall not be deemed to have knowledge of any event described in this subsection unless notification in writing is received by Landlord, nor shall there be any presumption attributable to Landlord of Tenant's insolvency. In the event that any provision of this subsection is contrary to applicable law, the provision shall be of no force or effect.

        SECTION 14.2. LANDLORD'S REMEDIES.

        (a) In the event of any default by Tenant, or in the event of the abandonment of the Premises by Tenant, then in addition to any other remedies available to Landlord, Landlord may exercise the following remedies:

               (i) Landlord may terminate Tenant's right to possession of the Premises by any lawful means, in which case this Lease shall terminate and Tenant shall immediately surrender possession of the Premises to Landlord. Such termination shall not affect any accrued obligations of Tenant under this Lease. Upon termination, Landlord shall have the right to reenter the Premises and remove all persons and property. Landlord shall also be entitled to recover from Tenant:

               (1) The worth at the time of award of the unpaid rent and additional rent which had been earned at the time of termination;

               (2) The worth at the time of award of the amount by which the unpaid rent and additional rent which would have been earned after termination until the time of award exceeds the amount of such loss that Tenant proves could have been reasonably avoided;

               (3) The worth at the time of award of the amount by which the unpaid rent and additional rent for the balance of the Term after the time of award exceeds the amount of such loss that Tenant proves could be reasonably avoided;

               (4) Any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result from Tenant's default, including, but not limited to, the cost of recovering possession of the Premises, refurbishment of the Premises, marketing costs, tenant improvements and brokerage commissions funded by Landlord in connection with this Lease, reasonable attorneys' fees, and any other reasonable costs; and

               (5) At Landlord's election, all other amounts in addition to or in lieu of the foregoing as may be permitted by law. The term "rent" as used in this Lease shall be deemed to mean the Basic Rent and all other sums required to be paid by Tenant to Landlord pursuant to the terms of this Lease. Any sum, other than Basic Rent, shall be computed on the basis of the average monthly amount accruing during the twenty-four (24) month period immediately prior to default, except that if it becomes necessary to compute such rental before the twenty-four (24) month period has occurred, then the computation shall be on the basis of the average monthly amount during the shorter period.
As used in subparagraphs (1) and (2) above, the 'worth at the time of award shall be computed by allowing interest at the rate of ten percent (10%) per annum. As used in subparagraph (3) above, the 'worth at the time of award' shall be computed by discounting the amount at the discount rate of the Federal
Reserve Bank of San Francisco at the time of award plus one percent (1%).

               (ii) Landlord may elect not to terminate Tenant's right to possession of the Premises, in which event Landlord may continue to enforce all of its rights and remedies under this Lease, including the right to collect all rent as it becomes due.
Efforts by the Landlord to maintain, preserve or relet the Premises, or the appointment of a receiver to protect the Landlord's interests under this Lease, shall not constitute a termination of the Tenant's right to possession of the Premises.
In the event that Landlord elects to avail itself of the remedy provided by this subsection (ii), Landlord shall not unreasonably withhold its consent to an assignment or subletting of the Premises subject to the reasonable standards for Landlord's consent as are contained in this Lease.

        (b) Landlord shall be under no obligation to observe or perform any covenant of this Lease on its part to be observed or performed which accrues after the date of any default by Tenant unless and until the default is cured by Tenant, it being understood and agreed that the performance by Landlord of its obligations under this Lease are expressly conditioned upon Tenant's full and timely performance of its obligations under this Lease. The various rights and remedies reserved to Landlord in this Lease or otherwise shall be cumulative and, except as otherwise provided by California law, Landlord may pursue any or all of its rights and remedies at the same time.

        (c) No delay or omission of Landlord to exercise any right or remedy shall be construed as a waiver of the right or remedy or of any default by Tenant. The acceptance by Landlord of rent shall not be a (i) waiver of any preceding breach or default by Tenant of any provision of this Lease, other than the failure of Tenant to pay the particular rent accepted, regardless of Landlord's knowledge of the preceding breach or default at the time of acceptance of rent, or (ii) a waiver of Landlord's right to exercise any remedy available to Landlord by virtue of the breach or default. The acceptance of any payment from a debtor in possession, a trustee, a receiver or any other person acting on behalf of Tenant or Tenant's estate shall not waive or cure a default under Section 14.1. No payment by Tenant or receipt by Landlord of a lesser amount than the rent required by this Lease shall be deemed to be other than a partial payment on account of the earliest due stipulated rent, nor shall any endorsement or statement on any check or letter be deemed an accord and satisfaction and Landlord shall accept the check or payment without prejudice to Landlord's right to recover the balance of the rent or pursue any other remedy available to it. No act or thing done by Landlord or Landlord's agents during the Term shall be deemed an acceptance of a surrender of the Premises, and no agreement to accept a surrender shall be valid unless in writing and signed by Landlord. No employee of Landlord or of Landlord's agents shall have any power to accept the keys to the Premises prior to the termination of this Lease, and the delivery of the keys to any employee shall not operate as a termination of the Lease or a surrender of the Premises.

        SECTION 14.3. LATE PAYMENTS.

               (a) Any rent due under this Lease that is not received by Landlord within five (5) days of the date when due shall bear interest at the maximum rate permitted by law from the date due until fully paid. The payment of interest shall no cure any default by Tenant under this Lease. In addition, Tenant acknowledges that the late payment by Tenant to Landlord of rent will cause Landlord to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult and impracticable to ascertain. Those costs may include, but are not limited to, administrative, processing and accounting charges, and late charges which may be imposed on Landlord by the terms of any ground lease, mortgage or trust deed covering the Premises.
Accordingly, if any rent due from Tenant shall not be received by Landlord or Landlord's designee within five (5) days after the date due, then Tenant shall pay to Landlord, in addition to the interest provided above, a late charge in a sum equal to the greater of five percent (5%) of the amount overdue or Two Hundred
Fifty Dollars ($250.00) for each delinquent payment. Acceptance of a late charge by Landlord shall not constitute a waiver of Tenant's default with respect to the overdue amount, nor shall it prevent Landlord from exercising any of its other rights and remedies.

        Notwithstanding the above, Landlord hereby waives the initial late payment which would otherwise be due in any twelve
(12) month period during the Term of the Lease.

        (b) Following each second consecutive installment of rent that is not paid within five (5) days following notice of nonpayment from Landlord, Landlord shall have the option (i) to require that beginning with the first payment of rent next due, rent shall no longer be paid in monthly installments but shall be payable quarterly three (3) months in advance and/or (ii) to require that Tenant increase the amount, if any, of the Security Deposit by one hundred percent (100%). Should Tenant deliver to Landlord, at any time during the Term, two (2) or more insufficient checks, the Landlord may require that all monies then and thereafter due from Tenant be paid to Landlord by cashier's check.

        SECTION 14.4. RIGHT OF LANDLORD TO PERFORM. All covenants and agreements to be performed by Tenant under this Lease shall be performed at Tenant's sole cost and expense and without any abatement of rent or right of set-off. If Tenant fails to pay any sum of money, other than rent, or fails to perform any other act on its part to be performed under this Lease, and the failure continues beyond any applicable grace period set forth in Section
14. 1, then in addition to any other available remedies, Landlord may, at its election make the payment or perform the other act on Tenant's part. Landlord's election to make the payment or perform the act on Tenant's part shall not give rise to any responsibility of Landlord to continue making the same or similar payments or performing the same or similar acts. Tenant shall, promptly upon demand by Landlord, reimburse Landlord for all sums paid by Landlord and all necessary incidental costs, together with interest at the maximum rate permitted by law from the date of the payment by Landlord. Landlord shall have the same rights and remedies if Tenant fails to pay those amounts as Landlord would have in the event of a default by Tenant in the payment of rent.

        SECTION 14.5. DEFAULT BY LANDLORD. Landlord shall not be deemed to be in default in the performance of any obligation under this Lease unless and until it has failed to perform the obligation within thirty (30) days after written notice by Tenant to Landlord specifying in reasonable detail the nature and extent of the failure; provided, however, that if the nature of Landlord's obligation is such that more than thirty (30) days are required for its performance, then Landlord shall not be deemed to be in default if it commences performance within the thirty
(30) day period and thereafter diligently pursues the cure to completion.

        SECTION 14.6. EXPENSES AND LEGAL FEES. All sums reasonably incurred by Landlord in connection with any event of default by Tenant under this Lease or holding over of possession by Tenant after the expiration or earlier termination of this Lease, including without limitation all costs, expenses and actual accountants, appraisers, attorneys and other professional fees, and any collection agency or other collection charges, shall be due and payable by Tenant to Landlord on demand, and shall bear interest at the rate of ten percent (10%) per annum. Should either Landlord or Tenant bring any action in connection with this Lease, the prevailing party shafl be entitled to recover as a part of the action its reasonable attorneys' fees, and all other costs. The prevailing party for the purpose of this paragraph shall be determined by the trier of the facts.

                 SECTION 14.7. WAIVER OF JURY TRIAL. LANDLORD AND TENANT EACH ACKNOWLEDGES THAT IT IS AWARE OF AND HAS HAD THE ADVICE OF
COUNSEL OF ITS CHOICE WITH RESPECT TO ITS RIGHTS TO TRIAL BY
JURY, AND EACH PARTY DOES HEREBY EXPRESSLY AND KNOWINGLY WAIVE
AND RELEASE ALL SUCH RIGHTS TO TRIAL BY JURY IN ANY ACTION,
PROCEEDING OR COUNTERCLAIM BROUGHT BY EITHER PARTY HERETO AGAINST
THE OTHER (AND/OR AGAINST ITS OFFICERS, DIRECTORS, EMPLOYEES,
AGENTS, OR SUBSIDIARY OR AFFILIATED ENTITIES) ON ANY MATTERS
WHATSOEVER ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS
LEASE, TENANT'S USE OR OCCUPANCY OF THE PREMISES, AND/OR ANY
CLAIM OF INJURY OR DAMAGE.

        SECTION 14.8 SATISFACTION OF JUDGMENT. The obligations of Landlord do not constitute the personal obligations of the individual partners, trustees, directors, officers or shareholders of Landlord or its constituent partners. Should Tenant recover a money judgment against Landlord, such judgment shall be satisfied only out of the proceeds of sale received upon execution of such judgment and levied thereon against the right, tide and interest of Landlord in the Project and out of the rent or other income from such property receivable by Landlord or out of consideration received by Landlord from the sale or other disposition of all or any part of Landlord's right, title or interest in the Project and no action for any deficiency may be sought or obtained by Tenant. However, with respect to any matter which is insured against and which would in all events (i.e., whether or not Tenant's recourse against Landlord is limited as provided hereunder) be the proper subject of a claim against any insurance maintained by Landlord with respect to the Building or the Project, Tenant shall have the right to make such a claim against any such insurance carrier.

        SECTION 14.9. LIMITATION OF ACTIONS AGAINST LANDLORD. Any claim, demand or right of any kind by Tenant which is based upon or arises in connection with this Lease shall be barred unless Tenant commences an action thereon within twelve (12) months after the date that the act, onlission, event or default upon which the claim, demand or right arises, has occurred.

                                   ARTICLE XV.  END OF TERM

        SECTION 15.1. HOLDING OVER. This Lease shall terminate without further notice upon the expiration of the Term, and any holding over by Tenant after the expiration shall not constitute a renewal or extension of this Lease, or give Tenant any rights under this Lease, except when in writing signed by both parties. If Tenant holds over for any period after the expiration (or earlier termination) of the Term without the prior written consent of Landlord, such possession shall constitute a tenancy at sufferance only; such holding over with the prior written consent of Landlord shall constitute a month-to-month tenancy commencing on the first (1st) day following the termination of this Lease. In either of such events, possession shall be subject to all of the terms of this Lease, except that the monthly Basic Rent shall be the greater of (a) one hundred fifty percent (150%) of the Basic Rent in effect for the month immediately preceding the date of termination during the first two months of holdover, and one hundred seventy five percent (175%) of same thereafter, or (b) the then currently scheduled Basic Rent for comparable space in the Project. If Tenant fails to surrender the Premises upon the expiration of this Lease despite demand to do so by Landlord, Tenant shall indemnify and hold Landlord harmless from all loss or liability, including without limitation, any claims made by any succeeding tenant relating to such failure to surrender. Acceptance by Landlord of rent after the termination shall not constitute a consent to a holdover or result in a renewal of this Lease. 'Me foregoing provisions of this Section are in addition to and do not affect Landlord's right of re-entry or any other rights of Landlord under this Lease or at law.

        SECTION 15.2. MERGER ON TERMINATION. The voluntary or other surrender of this Lease by Tenant, or a mutual termination of this Lease, shall terminate any or all existing subleases unless
Landlord, at its option, elects in writing to treat the surrender or termination as an assignment to it of any or all subleases affecting the Premises.

        SECTION 15.3. SURRENDER OF PREMISES; REMOVAL OF PROPERTY. Upon the Expiration Date or upon any earlier termination of this Lease, Tenant shall quit and surrender possession of the Premises to Landlord in as good order, condition and repair as when received or as hereafter may be improved by Landlord or Tenant, reasonable wear and tear and repairs which are Landlord's obligation excepted, and shall, without expense to Landlord, remove or cause to be removed from the Premises all personal property and debris, except for any items that Landlord may by written authorization allow to remain. Tenant shall repair all damage to the Premises resulting from the removal, which repair shall include the patching and filling of holes and repair of structural damage, provided that Landlord may instead elect to repair any structural damage at Tenant's expense. If Tenant shall fail to comply with the provisions of this Section, Landlord may effect the removal and/or make any repairs, and the cost to Landlord shall be additional rent payable by Tenant upon demand. If Tenant fails to remove Tenant's personal property from the Premises upon the expiration of the Term, Landlord may remove, store, dispose of and/or retain such personal property, at Landlord's option, in accordance with then applicable laws, all at the expense of Tenant. If requested by Landlord, Tenant shall execute, acknowledge and deliver to Landlord an instrument in writing releasing and quitclaiming to Landlord all right, title and interest of Tenant in the Premises.

                              ARTICLE XVI.  PAYMENTS AND NOTICES

        All sums payable by Tenant to Landlord shall be paid, without deduction or offset, in lawful money of the United States to Landlord at its address set forth in Item 12 of the Basic Lease Provisions, or at any other place as Landlord may designate in writing. Unless this Lease expressly provides otherwise, as for example in the payment of rent pursuant to Section 4.1, all payments shall be due and payable within five (5) days after demand. All payments requiring proration shall be prorated on the basis of a thirty (30) day month and a three hundred sixty
(360) day year. Any notice, election, demand, consent, approval or other communication to be given or other document to be delivered by either party to the other may be delivered in person or by courier or overnight delivery service to the other party, or may be deposited in the United States mail, duly registered or certified, postage prepaid, return receipt requested, and addressed to the other party at the address set forth in Item 12 of the Basic Lease Provisions, or if to Tenant, at that address or, from and after the Commencement Date, at the Premises (whether or not Tenant has departed from, abandoned or vacated the Premises), or may be delivered by telegram, telex or telecopy, provided that receipt thereof is telephonically confirmed. Either party may, by written notice to the other, served in the manner provided in this Article, designate a different address. If any notice or other document is sent by mad, it shall be deemed served or delivered twenty-four (24) hours after mailing. If more than one person or entity is named as Tenant under this Lease, service of any notice upon any one of them shall be deemed as service upon all of them.

                             ARTICLE XVII.  RULES AND REGULATIONS

        Tenant agrees to observe faithfully and comply strictly with the Rules and Regulations, attached as Exhibit E, and any reasonable and nondiscriminatory amendments, modifications and/or additions as may be adopted and published by written notice to tenants by Landlord for the, safety, care, security, good order, or cleanliness of the Premises, Building, Project and Common
Areas. Landlord shall not be liable to Tenant for any violation of the Rules and Regulations or the breach of any covenant or condition in any lease by any other tenant or such tenant's agents, employees, contractors, guests or invitees. One or more waivers by Landlord of any breach of the Rules and Regulations by Tenant or by any other tenant(s) shall not be a waiver of any subsequent breach of that rule or any other. Tenant's failure to keep and observe the Rules and Regulations shall constitute a default under this Lease. In the case of any conflict between the Rules and Regulations and this Lease, this Lease shall be controlling.

                              ARTICLE XVIII.  BROKER'S COMMISSION

        The parties recognize as the broker(s) who negotiated this Lease the firm(s), if any, whose name(s) is (are) stated in Item 10 of the Basic Lease Provisions, and agree that Landlord shall be responsible for the payment of brokerage commissions to those broker(s) unless otherwise provided in this Lease. Tenant warrants that it has had no dealings with any other real estate broker or agent in connection with the negotiation of this Lease, and Tenant agrees to indemnify and hold Landlord harmless from any cost, expense or liability (including reasonable attorneys' fees) for any compensation, commissions or charges claimed by any other real estate broker or agent employed or claiming to represent or to have been employed by Tenant in connection with the negotiation of this Lease. The foregoing agreement shall survive the termination of this Lease. If Tenant fails to take possession of the Premises or if this Lease otherwise terminates prior to the Expiration Date as the result of failure of performance by Tenant, Landlord shall be entitled to recover from Tenant the unamortized portion of any brokerage commission funded by Landlord in addition to any other damages to which Landlord may be entitled.

                         ARTICLE XIX.  TRANSFER OF LANDLORD'S INTEREST

        In the event of any transfer of Landlord's interest in the Premises, the transferor shall be automatically relieved of all obligations on the part of Landlord accruing under this Lease from and after the date of the transfer, provided that any funds held by the transferor in which Tenant has an interest shall be turned over, subject to that interest, to the transferee and Tenant is notified of the transfer as required by law. No holder of a mortgage and/or deed of trust to which this Lease is or may be subordinate, and no landlord under a so-called sale-leaseback, shall be responsible in connection with the Security Deposit, unless the mortgagee or holder of the deed of trust or the landlord actually receives the Security Deposit. It is intended that the covenants and obligations contained in th.is Lease on the part of Landlord shall, subject to the foregoing, be binding on Landlord, its successors and assigns, only during and in respect to their respective successive periods of ownership.

                                  ARTICLE XX.  INTERPRETATION

        SECTION 20.1. GENDER AND NUMBER. Whenever the context of this Lease requires, the words "Landlord" and "Tenant" shall include the plural as well as the singular, and words used in neuter, masculine or feminine genders shall include the others.

        SECTION 20.2. HEADINGS. The captions and headings of the articles and sections of this Lease are for convenience only, are not a part of this Lease and shall have no effect upon its construction or interpretation.

        SECTION 20.3. JOINT AND SEVERAL LIABILITY. If more than one person or entity is named as Tenant, the obligations imposed upon each shall be joint and several and the act of or notice from, or notice or refund to, or the signature of, any one or more of them shall be binding on all of them with respect to the tenancy of this Lease, including, but not limited to, any renewal, extension, termination or modification of this Lease.

        SECTION 20.4. SUCCESSORS. Subject to Articles IX and XIX, all rights and liabilities given to or imposed upon Landlord and Tenant shall extend to and bind their respective heirs, executors, administrators, successors and assigns. Nothing contained in this Section is intended, or shall be construed, to grant to any person other than Landlord and Tenant and their successors and assigns any rights or remedies under this Lease.

        SECTION 20.5. TIME OF ESSENCE. Time is of the essence with respect to the performance of every provision of this Lease.

        SECTION 20.6. CONTROLLING LAW. This Lease shall be governed by and interpreted in accordance with the laws of the State of California.

        SECTION 20.7. SEVERABILITY. If any term or provision of this Lease, the deletion of which would not adversely affect the receipt of any material benefit by either partly or the deletion of which is consented to by the party adversely affected, shall be held invalid or unenforceable to any extent, the remainder of this Lease shall not be affected and each term and provision of this Lease shall be valid and enforceable to the fullest extent permitted by law.

        SECTION 20.8. WAIVER AND CUMULATIVE REMEDIES. One or more waivers by Landlord or Tenant of any breach of any term, covenant or condition contained in this Lease shall not be a waiver of any subsequent breach of the same or any other term, covenant or condition. Consent to any act by one of the parties shall not be deemed to render unnecessary the obtaining of that party's consent to any subsequent act. No breach by Tenant of this Lease shall be deemed to have been waived by Landlord unless the waiver is in a writing signed by Landlord. The rights and remedies of Landlord under this Lease shall be cumulative and in addition to any and all other rights and remedies which Landlord may have.

        SECTION 20.9. INABILITY TO PERFORM. In the event that either party shall be delayed or hindered in or prevented from the performance of any work or in performing any act required under this Lease by reason of any cause beyond the reasonable control of that party, then the performance of the work or the doing of the act shall be excused for the period of the delay and the time for performance shall be extended for a period equivalent to the period of the delay. The provisions of this Section shall not operate to excuse Tenant from the prompt payment of rent or from the timely performance of any other obligation under this Lease within Tenant's reasonable control.

        SECTION 20.10. ENTIRE AGREEMENT. This Lease and its exhibits and other attachments cover in full each and every agreement of every kind between the parties concerning the Premises, the Building, and the Project, and all preliminary negotiations, oral agreements, understandings and/or practices, except those contained in this Lease, are superseded and of no further effect. Tenant waives its rights to rely on any representations or promises made by Landlord or others which are not contained in this Lease. No verbal agreement or implied covenant shall be held to modify the provisions of this Lease, any statute, law, or custom to the contrary notwithstanding.

        SECTION 20.11. QUIET ENJOYMENT. Upon the observance and performance of all the covenants, terms and conditions on Tenant's part to be observed and performed; and subject to the other provisions of this Lease, Tenant shall peaceably and quietly hold and enjoy the Premises for the Term without hindrance or interruption by Landlord or any other person claiming by or through Landlord.

        SECTION 20.12. SURVIVAL. All covenants of Landlord or Tenant which reasonably would be intended to survive the expiration or sooner termination of this Lease, including without limitation any warranty or indemnity hereunder, shall so survive and continue to be binding upon and inure to the benefit of the respective parties and their successors and assigns.

                             ARTICLE XXI.  EXECUTION AND RECORDING

        SECTION 21.1. COUNTERPARTS. This Lease may be executed in one or more counterparts, each of which shall constitute an original and all of which shall be one and the same agreement.

        SECTION 21.2. CORPORATE AND PARTNERSHIP AUTHORITY. If Tenant is a corporation or partnership, each individual executing this Lease on behalf of the corporation or partnership represents and warrants that he is duly authorized to execute and deliver this Lease on behalf of the corporation or partnership, and that this Lease is binding upon the corporation or partnership in accordance with its terms. Tenant shall, at Landlord's request, deliver a certified copy of its board of directors' resolution or partnership agreement or certificate authorizing or evidencing the execution of this Lease.

        SECTION 21.3. EXECUTION OF LEASE; NO OPTION OR OFFER. The submission of this Lease to Tenant shall be for examination purposes only, and shall not constitute an offer to or option for Tenant to lease the Premises. Execution of this Lease by Tenant and its return to Landlord shall not be binding upon Landlord, notwithstanding any time this Lease shall only become effective upon execution by Landlord and delivery of a fully executed counterpart to Tenant.

        SECTION 21.4. RECORDING. Tenant shall not record this Lease without the prior written consent of Landlord. Tenant, upon the request of Landlord, shall execute and acknowledge a "short form" memorandum of this Lease for recording purposes.

        SECTION 21.5. AMENDMENTS. No amendment or termination of this Lease shall be effective unless in writing signed by authorized signatories of Tenant and Landlord, or by their respective successors in interest. No actions, policies, oral or informal arrangements, business dealings or other course of conduct by or between the parties shall be deemed to modify this Lease in any respect.

        SECTION 21.6. EXECUTED COPY. Any fully executed photocopy or similar reproduction of this Lease shall be deemed an original for all purposes.

        SECTION 21.7. ATTACHMENTS. All exhibits, amendments, riders and addenda attached to this Lease are hereby incorporated into and made a part of this Lease.

                                 ARTICLE XXII.  MISCELLANEOUS


        SECTION 22.1. NONDISCLOSURE OF LEASE TERMS. Tenant acknowledges and agrees that the terms of this Lease are confidential and constitute proprietary information of Landlord. Disclosure of the terms could adversely affect the ability of Landlord to negotiate other leases and impair Landlord's relationship with other tenants. Accordingly, Tenant agrees that it, and its partners, officers, directors, employees and attorneys, shall not intentionally and voluntarily disclose the terms and conditions of this Lease to any other tenant or apparent prospective tenant of the Building or Project, either directly or indirectly, without the prior written consent of Landlord, provided, however, that Tenant may disclose the terms to prospective subtenants or assignees under- this Lease.

        SECTION 22.2. INTENTIONALLY OMITTED.

        SECTION 22.3. CHANGES REQUESTED BY LENDER. If, in connection with obtaining financing for the Project, the lender shall request reasonable modifications in thig Lease as a condition to the financing, Tenant will not unreasonably withhold or delay its consent, provided that the modifications do not materially increase the obligations of Tenant or materially and adversely affect the leasehold interest created by this Lease.

        SECTION 22.4. MORTGAGEE PROTECTION. No act or failure to act on the part of Landlord which would otherwise entitle Tenant to be relieved of its obligations hereunder or to terminate this Lease shall result in such a release or termination unless (a) Tenant has given notice by registered or certified mail to any beneficiary of a deed of trust or mortgage covering the Building whose address has been furnished to Tenant and (b) such beneficiary is afforded a reasonable opportunity to cure the default by Landlord (which in no event shall be less than sixty
(60) days), including, if necessary to effect the cure, time to obtain possession I of the Building by power of sale or judicial foreclosure provided that such foreclosure remedy is diligently pursued. Tenant agrees that each beneficiary of a deed of trust or mortgage covering the Building is an express third party beneficiary hereof, Tenant shall have no right or claim for the collection of any deposit from such beneficiary or from any purchaser at a foreclosure sale unless such beneficiary or purchaser shall have actually received and not refunded the deposit, and Tenant shall comply with any written directions by any beneficiary to pay rent due hereunder directly to such beneficiary without determining whether an event of default exists under such beneficiary's deed of trust.

        SECTION 22.5. COVENANTS AND CONDITIONS. All of the provisions of this Lease shall be construed to be conditions as well as covenants as though the words specifically expressing or imparting covenants and conditions were used in each separate provision.

        SECTION 22.6. SECURITY MEASURES. Tenant hereby acknowledges that Landlord shall have no obligation whatsoever to provide guard service or other security measures for the benefit of the Premises or the Project. Tenant assumes all responsibility for the protection of Tenant, its agents, invitees and property from acts of third parties. Nothing herein contained shall prevent Landlord, at its sole option, from providing security protection for the Project or any part thereof, in which event the cost thereof shall be included within the definition of Project Costs.

        SECTION 22.7. JAMS.

        (a) All claims or disputes between Landlord and Tenant arising out of, or relating to, the Lease which either party is expressly authorized by a provision hereof to submit to arbitration, shall be decided by the JAMS/Endispute, or its successor, in Orange County, California ("JAMS"), unless the parties mutually agree otherwise. Within ten (10) business days following submission to JAMS, JAMS shall designate three arbitrators and each party may, within five (5) business days thereafter, veto one of the three persons so designated. If two different designated arbitrators have been vetoed, the third arbitrator shall hear and decide the matter. Any arbitration pursuant to this Section 22.7 shall be decided within thirty (30) days of submission to JAMS. The decision of the arbitrator shall be final and binding on the parties. All costs associated with arbitration shall be awarded to the prevailing party as determined by the arbitrator.

        (b) Notice of the demand for arbitration by either party to the Lease shall be filed in writing with the other party to the Lease and with JAMS and shall be made within a reasonable time after the dispute has arisen. The award rendered by the arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any court having jurisdiction thereof. Except by written consent of the person or entity sought to be joined, no arbitration arising out of or relating to the Lease shall include, by consolidation, joinder or in any other manner, any person or entity not a party to the Lease under which such arbitration is filed if (1) such person or entity is substantially involved in a common question or fact or law, (2) the presence of such person or entity is required if complete relief is to be accorded in the arbitration, or (3) the interest or responsibility of such person or entity in the matter is not insubstantial.

        (c) The agreement herein among the parties to the Lease and any other written agreement to arbitrate referred to herein shall be specifically enforceable under prevailing law.


LANDLORD:                          TENANT:

THE IRVINE COMPANY                 MILLENNIUM ELECTRONICS, INC.,
                                   a California corporation



By: /s/ Clarence W. Barker         By: /s/ Troy D. Barnes
    ----------------------             ----------------------
        Clarence W. Barker,            Name: Troy D. Barnes
        President, Irvine                    ----------------
        Industrial Company,            Title: President/CEO,
        a division of The                     Chairman of the
        Irvine Company                        Board
                                              ----------------


By: /s/ John C. Tsu                By: /s/ Celeste Barnes
    ----------------------             ----------------------
        John C. Tsu,                   Name: Celeste Barnes
        Assistant Secretary                  ----------------
                                       Title: C.O.Operations
                                              ---------------

                              [Map - Mid Tech 1 and 2 Floor Plan]

                                           EXHIBIT B


                                   IRVINE INDUSTRIAL COMPANY
                                HAZARDOUS MATERIALS SURVEY FORM


        The purpose of this form is to obtain information regarding the use of hazardous substances on Irvine Industrial Company property. Prospective tenants and contractors should answer the questions in light of their proposed operations on the premises. Existing tenants and contractors should answer the questions as they relate to ongoing operations on the premises and should update any information previously submitted.

        If additional space is needed to answer the questions, you may attach separate sheets of paper to this form. When completed, the form should be sent to the following address:

                                    ________________________
                                    ________________________
                                    ________________________
                                    ________________________
                                    (insert address of Property
                                     Management Company)

        Your cooperation in this matter is appreciated. If you have any questions, please do not hesitate to call [insert name of Property Manager] at [insert phone number) for assistance.

1.      GENERAL INFORMATION

        Name of Responding Company: _____________________________
___________________

        Check all that apply: Tenant        ( )    Contractor  ( )
                              Prospective   ( )    Existing    ( )

        Mailing Address: ________________________________________
____________________

        Contact Person &
        Title:____________________________________________________
_________________________


        Telephone Number: (    ) _______ -____________

        Address of Leased
        Premises:_______________________________________________
_____________________


        Length of Lease or Contract Term:_______________________
____________________


        Describe the proposed operations to take place on the property, including principal products manufactured or services to be conducted. Existing tenants and contractors should describe any proposed changes to ongoing operations.

        ___________________________________________________________


2.      STORAGE OF HAZARDOUS MATERIALS

        2.1    Will any hazardous materials be used or stored on-site?

        Wastes                Yes  ( )       No  ( )
        Chemical Products     Yes  ( )       No  ( )
        Biological Hazards/   Yes  ( )       No  ( )
        Infectious Wastes     Yes  ( )       No  ( )
        Radioactive Materials Yes  ( )       No  ( )

        2.2 List any hazardous materials to be used or stored, the quantities that will be on-site at any given time, and the location and method of storage (e.g., bottles in storage closet on the premises).

                                       Location and Method
                      Waste/Products        of Storage           Quantity
                      _______________     _______________        ____________
                      _______________     _______________        ____________
                      _______________     _______________        ____________

        2.3 Is any underground storage of hazardous substances proposed or currently conducted on the premises?
               Yes ( ) No ( )

        If yes, describe the materials to be stored, and the size and construction of the tank. Attach copies of any permits obtained for the underground storage of such substances.
        ___________________________________________________________
        _____________________________________

3.      SPILLS

        3.1 During the past year, have any spills occurred on the premises? Yes ( ) No ( )
               If so, please describe the spill and attach the results of any testing conducted to determine the extent of such spills.

        3.2 Were any agencies notified in connection with such spills? Yes ( ) No ( )
               If so, attach copies of any spill reports or other correspondence with regulatory agencies.

        3.3 Were any clean-up actions undertaken in connection with the spills? Yes ( ) No ( )

               If so, briefly describe the actions taken. Attach copies of any clearance letters obtained from any regulatory agencies involved and the results of any fmal soil or groundwater sampling done upon completion of the clean-up work.

4.      WASTE MANAGEMENT

        4.1 List the waste, if any, generated or to be generated at the premises, whether it is as hazardous waste, biological or radioactive hazard, its hazard class and the quantity generated on a monthly basis.

                      Waste           Hazard Class        Quantity/Month

                 _______________      _____________       ________________
                 _______________      _____________       ________________
                 _______________      _____________       ________________


        4.2    Describe the method(s) of disposal for each waste.
               Indicate where and how often disposal will take place.

        4.3 Is any treatment or processing of hazardous, infectious or radioactive wastes currently conducted or proposed to be conducted at the premises? Yes ( ) No ( )

               If yes, please describe any existing or proposed treatment methods. _____________________________

        4.4 Attach copies of any hazardous waste permits or licenses issued to your company with respect to its operations on the premises.

5.      WASTEWATER TREATMENT/DISCHARGE

        5.1    Do you discharge industrial wastewater to:

               __  storm drain?         __  sewer?
               __  surface water?       __  no industrial discharge

        5.2 Is your industrial wastewater treated before discharge? Yes ( ) No ( )

               If yes, describe the type of treatment conducted.

        5.3 Attach copies of any wastewater discharge permits issued to your company with respect to its operations on the premises.

6.      AIR DISCHARGES

        6.1 Do you have any air filtration systems or stacks that discharge into the air? Yes ( ) No ( )

        6.2 Do you operate any equipment that require air emissions permits? Yes ( ) No ( )

        6.3 Attach copies of any air discharge permits pertaining to these operations.


7.      HAZARDOUS MATERIALS DISCLOSURES

        7.1 Does your company handle an aggregate of at least 500 pounds, 55 gallons or 200 cubic feet of hazardous material at any given time? If so, state law requires that you prepare a hazardous materials management plan. Yes ( ) No ( )

        7.2 Has your company prepared a hazardous materials management plan ("business plan") pursuant to state and Orange County Fire Department requirements?
               Yes ( )  No ( )
               If so, attach a copy of the business plan.

        7.3 Are any of the chemicals used in your operations regulated under Proposition 65? Yes ( ) No ( )
               If so, describe the actions taken, or proposed actions to be taken, to comply with Proposition 65 requirements.

        7.4 Is your company subject to OSHA Hazard Communication Standard Requirements? Yes ( ) No ( )
               If so, describe the procedures followed to comply with these requirements.


8.      ENFORCEMENT ACTIONS, COMPLAINTS

        8.1 Has your company ever been sub' ject to any age ncy enforcement actions, administrative orders, or consent decrees? Yes ( ) No ( )
               If so, describe the actions and any continuing compliance obligations imposed as a result of these actions.

        8.2 Has your company ever received requests for information, notice or demand letters, or any other inquiries regarding its operations? Yes ( ) No ( )

        8.3 Have there ever been, or are there now pending, any lawsuits against your company regarding any environmental or health and safety concerns?
               Yes ( ) No ( )

        8.4 Has an environmental audit ever been conducted at your company's current facility? Yes ( ) No ( )
               If so, discuss the results of the audit.

        8.5    Have there been any problems or complaints from
               neighbors at your company's current facility?
               Yes ( )   No ( )


                                            MILLENNIUM ELECTRONICS, INC.


                                            By: _____________________________
                                            Name: __________________________
                                            Title: ___________________________
                                            Date: __________________

                                           EXHIBIT C

                                    LANDLORD'S DISCLOSURES

        The capitalized terms used and not otherwise defined in this Exhibit shall have the same definitions as set forth in the Lease. The provisions of this Exhibit shall supersede any inconsistent or conflicting provisions of the Lease.

        1. Landlord has been informed that the El Toro Marine Corps Air Station (MCAS) has been listed as a Federal Superfund site as a result of chemical releases occurring over many years of occupancy. Various chemicals including jet fuel, motor oil and solvents have been discharged in several areas throughout the MCAS site. A regional study conducted by the Orange County Water District has estimated that groundwaters; beneath more than 2,900 acres have been impacted by Trichloroethlene (TCE), an industrial solvent. There is a potential that this substance may have migrated into the ground water underlying the, Premises. The U.S. Environmental Protection Agency, the Santa Ana Region Quality Control Board, and the Orange County Health Care Agency are overseeing the investigation/cleanup of this contamination. To the Landlord's current actual knowledge, the ground water in this area is used for irrigation purposes only, and there is no practical impediment to the use or occupancy of the Premises due to the El Toro discharges.

                                           EXHIBIT D

                                      TENANT'S INSURANCE

        The following standards for Tenant's insurance shall be in effect at the Building. Landlord reserves the right to adopt reasonable nondiscriminatory modifications and additions to those standards. Tenant agrees to obtain and present evidence to Landlord that it has fully complied with the insurance requirements.

        1. Tenant shall, at its sole cost and expense, commencing on the date Tenant is given access to the Premises for any purpose and during the entire Term, procure, pay for and keep in full force and effect: (i) commercial general liability insurance with respect to the Premises and the operations of or on behalf of Tenant in, on or about the Premises, including but not limited to personal injury, owned and nonowned automobile, blanket contractual, independent contractors, broad form property damage (with an exception to any pollution exclusion with respect to damage arising out of heat, smoke or fumes from a hostile fire), fire and water legal liability, products liability (if a product is sold from the Premises), liquor law liability (if alcoholic beverages are sold, served or consumed within the Premises), and severability of interest, which policy(ies) shall be written on an "occurrence" basis and for not less than the amount set forth in Item 13 of the Basic Lease Provisions, with a combined single limit (with a $50,000 minimum limit on fire legal liability) per occurrence for bodily injury, death, and property damage liability, or the current limit of liability carried by Tenant, whichever is greater, and subject to such increases in amounts as Landlord may determine from time to time; (ii) workers' compensation insurance coverage as required by law, together with employers' liability insurance; (W) with respect to improvements, alterations, and the like required or permitted to be made by Tenant under this Lease, builder's all-risk insurance, in an amount equal to the replacement cost of the work; (iv) insurance against fire, vandalism, malicious mischief and such other additional perils as may be included in a standard 'all risk" form in general use in Orange County, California, insuring
Tenant's leasehold improvements, trade fixtures, furnishings, equipment and items of personal property of Tenant located in the Premises, in an amount equal to not less than ninety percent
(90%) of their actual replacement cost (with replacement cost endorsement); and (v) business interruption insurance in amounts satisfactory to cover one (1) year of loss. In no event shall the limits of any policy be considered as limiting the liability of Tenant under this Lease.

        2. In the event Landlord consents to Tenant's use, generation or storage of Hazardous Materials on, under or about the Premises pursuant to Section 5.3 of this Lease, Landlord shall have the continuing right to require Tenant, at Tenant's sole cost and expense (provided the same is available for purchase upon commercially reasonable terms), to purchase insurance specified and approved by Landlord, with coverage not less than Five Million Dollars ($5,000,000.00), insuring (i) any Hazardous Materials shall be removed from the Premises, (ii) the Premises shall be restored to a clean, healthy, safe and sanitary condition, and (iii) any liability of Tenant, Landlord and Landlord's officers, directors, shareholders, agents, employees and representatives, arising from such Hazardous Materials.

        3. All policies of insurance required to be carried by Tenant pursuant to this Exhibit D containing a deductible exceeding Five Thousand Dollars ($5,000.00) per occurrence must be approved in writing by Landlord prior to the issuance of such policy. Tenant shall be solely responsible for the payment of all deductibles.

        4. All policies of insurance required to be carried by Tenant pursuant to this Exhibit D shall be written by responsible insurance companies authorized to do business in the State of California and with a Best's rating of not less than "A" subject to final acceptance and approval by Landlord. Any insurance required of Tenant may be furnished by Tenant under any blanket policy carried by it or under a separate policy, so long as (i) the Premises are specifically covered (by rider, endorsement or otherwise), (ii) the limits of the policy are applicable on a 'per location' basis to the Premises and provide for restoration of the aggregate limits, and (iii) the policy otherwise complies with the provisions of this Exhibit D. A true and exact copy of each paid up policy evidencing the insurance (appropriately authenticated by the insurer) or a certificate of insurance, certifying that the policy has been issued, provides the coverage required by this Exhibit D and contains the required provisions, shall be delivered to Landlord prior to the date Tenant is given the right of possession of the Premises. Proper evidence of the renewal of any insurance coverage shall also be delivered to Landlord not less than thirty (30) days prior to the expiration of the coverage. Landlord may at any time, and from time to time, inspect and/or copy any and all insurance policies required by this Lease.

        5. Each policy evidencing insurance required to be carried by Tenant pursuant to this Exhibit D shall contain the following provisions and/or clauses satisfactory to Landlord: (i) a provision that the policy and the coverage provided shall be primary and that any coverage carried by Landlord shall, be noncontributory with respect to any policies carried by Tenant except as to workers' compensation insurance; (ii) a provision including Landlord, the Additional Insureds identified in Item 11 of the Basic Lease Provisions, and any other parties in interest designated by Landlord as an additional insured, except as to workers' compensation insurance; (iii) a waiver by the insurer of any right to subrogation against Landlord, its agents, employees, contractors and representatives which arises or might arise by reason of any payment under the policy or by reason of any act or omission of Landlord, its agents, employees, contractors or representatives; and (iv) a provision that the insurer will not cancel or change the coverage provided by the policy without first giving Landlord thirty (30) days prior written notice.

        6. In the event that Tenant fails to procure, maintain and/or pay for, at the times and for the durations specified in this Exhibit D, any insurance required by this Exhibit D, or fails to carry insurance required by any governmental authority, Landlord may at its election procure that insurance and pay the premiums, in which event Tenant shall repay Landlord all sums paid by Landlord, together with interest at the maximum rate permitted by law and any related costs or expenses incurred by Landlord, within ten (10) days following Landlord's written demand to Tenant.

                                           EXHIBIT E

                                     RULES AND REGULATIONS

        This Exhibit sets forth the rules and regulations governing Tenant's use of the Premises leased to Tenant pursuant to the terms, covenants and conditions of the Lease to which this
Exhibit is attached and therein made part thereof. In the event of any conflict or inconsistency between this Exhibit and the Lease, the Lease shall control.

        1. Tenant shall not place anything or allow anything to be placed near the glass of any window, door, partition or wall which may appear unsightly from outside the Premises.

        2. The walls, walkways, sidewalks, entrance passages, courts and vestibules shall not be obstructed or used for any purpose other than ingress and egress of pedestrian travel to and from the Premises, and shall not be used for loitering or gathering, or to display, store or place any merchandise, equipment or devices, or for any other purpose. The walkways, entrance passageways, courts, vestibules and roof are not for the use of the general public and Landlord shall in all cases retain the right to control and prevent access thereto by all persons whose presence in the judgment of the Landlord shall be prejudicial to the safety, character, reputation and interests of the Building and its tenants, provided that nothing herein contained shall be construed to prevent such access to persons with whom Tenant normally deals in the ordinary course of Tenant's business unless such persons are engaged in illegal activities. No tenant or employee or invitee of any tenant shall be permitted upon the roof of the Building.

        3. No awnings or other projection shall be attached to the outside walls of the Buflding. No security bars or gates, curtains, blinds, shades or screens shall be attached to or hung in, or used in connection with, any window or door of the Premises without the prior written consem of Landlord. Neither the interior nor exterior of any windows shall be coated or otherwise sunscreened without the express written consent of Landlord.

        4. Tenant shall not mark, nail, paint, drill into, or in any way deface any part of the Premises or the Building. Tenant shall not lay linoleum, tile, carpet or other similar floor covering so that the same shall be affixed to the floor of the Premises in any manner except as approved by Landlord in writing. The expense of repairing any damage resulting from a violation of this rule or removal of any floor covering shall be bome by Tenant.

        5. The toilet rooms, urinals, wash bowls and other plumbing apparatus shall not be used for any purpose other than that for which they were constructed and no foreign substance of any kind whatsoever shall be thrown therein. The expense of any breakage, stoppage or damage resulting from the violation of this rule shall be borne by the tenant who, or whose employees or invitees, caused it.

        6. Landlord shall direct electricians as to the manner and location of any future telephone wiring. No boring or cutting for wires will be allowed without the prior consent of Landlord.
The locations of the telephones, call boxes and other office equipment affixed to the Premises shall be subject to the prior written approval of Landlord.

        7. The Premises shall not be used for manufacturing or for the storage of merchandise except as such storage may be incidental to the permitted use of the Premises. No exterior storage shall be allowed at any time without the prior written approval of Landlord. The Premises shall not be used for cooking or washing clothes without the prior written consent of Landlord, or for lodging or sleeping or for any immoral or illegal purposes.

        8. Tenant shall not make, or permit to be made, any unseemly or disturbing noises or disturb or interfere with occupants of this or neighboring buildings or premises or those having business with them, whether by the use of any musical instrument, radio, phonograph, noise, or otherwise. Tenant shall not use, keep or permit to be used, or kept, any foul or obnoxious gas or substance in the Premises or permit or suffer the Premises to be used or occupied in any manner offensive or objectionable to Landlord or other occupants of this or neighboring buildings or premises by reason of any odors, fumes or gases.

        9. No animals shall be permitted at any time within the Premises.

        10. Tenant shall not use the name of the Building or the Project in connection with or in promoting or advertising the business of Tenant, except as Tenant's address, without the written consent of Landlord. Landlord shall have the right to prohibit any advertising by any Tenant which, in Landlord's reasonable opinion, tends to impair the reputation of the Project or its desirability for its intended uses, and upon written notice from Landlord any Tenant shall refrain from or discontinue such advertising.

        11. Canvassing, soliciting, peddling, parading, picketing, demonstrating or otherwise engaging in any conduct that unreasonably impairs the value or use of the Premises or the Project are prohibited and each Tenant shall cooperate to prevent the same.

        12. No equipment of any type shall be placed on the Premises which in Landlord's opinion exceeds the load limits of the floor or otherwise threatens the soundness of the structure or improvements of the Building.

        13. No air conditioning unit or other similar apparatus shall be installed or used by any Tenant without the prior written consent of Landlord.

        14. No aerial antenna shall be erected on the roof or exterior walls of the Premises, or on the grounds, without in each instance, the prior written consent of Landlord. Any aerial or antenna so installed without such written consent shall be subject to removal by Landlord at any time without prior notice at the expense of the Tenant, and Tenant shall upon Landlord's demand pay a removal fee to Landlord of not less than $200.00.

        15. The entire Premises, including vestibules, entrances, doors, fixtures, windows and plate glass, shall at all times be maintained in a safe, neat and clean condition by Tenant. All trash, refuse and waste materials shall be regularly removed from the Premises by Tenant and placed in the containers at the locations designated by Landlord for refuse collection. All cardboard boxes must be "broken down" prior to being placed in the trash container. All styrofoam chips must be bagged or otherwise contained prior to placement in the trash container, so as not to constitute a nuisance. Pallets may not be disposed of in the trash container or enclosures. The burning of trash, refuse or waste materials is prohibited.

        16. Tenant shall use at Tenant's cost such pest extermination contractor as Landlord may direct and at such intervals as Landlord may require.

        17. All keys for the Premises shall be provided to Tenant by Landlord and Tenant shall return to Landlord any of such keys so provided upon the termination of the Lease. Tenant shall not change locks or install other locks on doors of the Premises,. without the prior written consent of Landlord. In the event of loss of any keys furnished by Landlord for Tenant, Tenant shall pay to Landlord the costs thereof.

        18. No person shall enter or remain within the Project while intoxicated or under the influence of liquor or drugs.
Landlord shall have the right to exclude or expel from the Project any person who, in the absolute discretion of Landlord, is under the influence of liquor or drugs.

        Landlord reserves the right to amend or supplement the foregoing Rules and Regulations and to adopt and promulgate additional rules and regulations applicable to the Premises. Notice of such rules and regulations and amendments and supplements thereto, if any, shall be given to the Tenant.

                                           EXHIBIT X

                                    INDUSTRIAL WORK LETTER

                                       DOLLAR ALLOWANCE

The Tenant Improvement work (herein "Tenant Improvements") shall consist of any work, including work in place as of the date hereof, required to complete the Premises pursuant to the approved Working Drawings and Specifications (as hereinafter defined). All of the Tenant Improvement work shall be performed by a contractor selected by Landlord and in accordance with the procedures and requirements set forth below.

I.      ARCHITECTURAL AND CONSTRUCTION PROCEDURES.

        A. Tenant and Landlord have approved, or shall approve within the time period set forth below, both (i) a detailed space plan for the Premises, prepared by Landlord's architect, which includes interior partitions, ceilings, interior finishes, interior doors, suite entrance, floor coverings, window coverings, lighting, electrical and telephone outlets, plumbing connections, heavy floor loads and other special requirements ("Preliminary Plan"), and (ii) an estimate, prepared by Landlord's contractor, of the cost for which Landlord will complete or cause to be completed the Tenant Improvements ("Preliminary Cost Estimate"). Tenant shall approve or disapprove each of the Preliminary Plan and the Preliminary Cost Estimate by signing copies of the appropriate instrument and delivering same to Landlord within five (5) days of its receipt by Tenant. If Tenant disapproves any matter, Tenant shall specify in detail the reasons for disapproval. and Landlord shall attempt to modify the Preliminary Plan and the Preliminary Cost Estimate to incorporate Tenant's suggested revisions in a mutually satisfactory manner. In no event, however, shall Tenant have the right to make additions to the Preliminary Plan as part of its approval thereof which would increase the improvements to be paid for by "Landlord's Contribution" (as hereinafter defined), it being understood and agreed that the Preliminary Plan submitted by Landlord's architect is intended to include all improvements desired by Tenant using Landlord's "Standards" (as hereinafter defined), whether or not the full amount of Landlord's Contribution would be required to complete construction of the improvements as shown in the Preliminary Plan. In all events, Tenant shall approve in all respects a Preliminary Plan and Preliminary Cost Estimate not later than the date set forth in Item 15 of the Basic Lease Provisions ("Plan Approval Date"), it being understood that Tenant's failure to do so shall constitute a "Tenant Delay" for purposes of this Lease.

        B. On or before the Plan Approval Date, Tenant shall provide in writing to Landlord or Landlord's architect all specifications and information requested by Landlord for the preparation. of final construction documents and costing, including without limitation Tenant's final selection of wall and floor finishes, complete specifications and locations (including load and HVAC requirements) of Tenant's equipment, and details of all "Non-Standard Improvements" (as defined below) to be installed in the Premises (collectively, "Programming Information"). Tenant's failure to provide the Programming Information by the Plan Approval Date shall constitute a Tenant Delay for purposes of this Lease. Tenant understands that final construction documents for the Tenant Improvements shall be predicated on the Programming Information, and accordingly that such information must be accurate and complete.

        C. Except as specified in the Preliminary Plan or otherwise authorized by Landlord, the Tenant Improvements shall incorporate Landlord's building standard materials and specifications ("Standards").
               No deviations from the Standards shall be permitted, provided that Landlord may, in its sole and absolute discretion, authorize in writing one or more of such deviations if requested by Tenant, in which event any excess cost of such deviations shall be part of "Tenant's Contribution" (as hereinafter defined) and Tenant shall be soley responsible for the cost of replacing same with the applicable Standard iteni(s) upon the expiration or termination of this Lease. Landlord shall in no event be required to approve any deviations from the Standards ("Non-Standard Improvements") if Landlord determines that such improvement (i) is of a lesser quality than the corresponding Standard, (ii) fails to conform to applicable governmental requirements, (iii) requires building services beyond the level normally provided to other tenants, (iv) would delay construction of the Tenant Improvements beyond the Estimated Commencement Date and Tenant declines to accept such delay in writing as a Tenant Delay, or (v) would have an adverse aesthetic impact from the exterior of the Premises.

        D. Upon Tenant's approval of the Preliminary Plan and Preliminary Cost Estimate and delivery of the complete Programming Information, Landlord's architect and engineers shall prepare and deliver to Tenant working drawings and specifications ("Working Drawings and Specifications"), and Landlord's contractor shall prepare a final construction cost estimate ("Final Cost Estimate") for the Tenant Improvements in conformity with the Working Drawings and Specifications. Landlord shall obtain a minimum of three (3) bids from contractors selected by Landlord, in determining the Final Cost Estimate. The Final Cost Estimate shall be delivered to Tenant for its approval only if such Estimate exceeds both the approved Preliminary Cost Estimate and the amount of the Landlord's Contribution. Tenant shall have five (5) days from the receipt thereof to approve or disapprove the Working Drawings and Specifications, and (if delivered to Tenant) the Final Cost Estimate. Tenant shall not unreasonably withhold or delay its approval, and any disapproval or requested modification shall be limited to items not contained in the approved Preliminary Plan or Preliminary Cost Estimate. Should Tenant disapprove the Working Drawings and Specifications and the Final Cost Estimate, such disapproval shall be accompanied by a detailed list of revisions. Any revision requested by Tenant and accepted by Landlord shall be incorporated into a revised set of Working Drawings and Specifications and Final Cost Estimate, and Tenant shall approve same in writing within five (5) days of receipt without further revision. Tenant's failure to comply in a timely manner with any of the requirements of this paragraph shall constitute a Tenant Delay. Without limiting the rights of Landlord for Tenant Delays as set forth herein, in the event Tenant has not approved both the Working Drawings and Specifications and the Final Cost Estimate within sixty (60) days following the date of this Lease, then Landlord may, at its option, elect to terminate this Lease by written notice to Tenant. In the event Landlord elects to effect such a termination, Tenant shall, within ten
               (10) days following demand by Landlord, pay to Landlord any costs incurred by Landlord in connection with the preparation or review of plans, construction estimates, price quotations, drawings or specifications under this Work Letter and for all costs incurred in the preparation and execution of this Lease, including any leasing commissions.

        E. In the event that Tenant requests in writing a revision in the approved Working Drawings and Specifications

               ("Change"), Landlord shall advise Tenant by written change order as soon as is practical of any increase in the Completion Cost and/or any Tenant Delay such Change would cause. Tenant shall approve or disapprove such change order in writing within two (2) days following its receipt from Landlord. Tenant's approval of such Change shall be accompanied by Tenant's payment of any such increase in the Completion Cost. Landlord shall have the right to decline Tenant's request for a Change for any of the reasons set forth in Article II.C above for Landlord's disapproval of a Non-Standard Improvement. It is understood that Landlord shall have no obligation to interrupt or modify the Tenant Improvement work pending Tenant's approval of a change order.

        F. Notwithstanding any provision in the Lease to the contrary, if Tenant fails to comply with any of the time periods specified in this Work Letter, fails otherwise to approve or reasonably disapprove any submittal within five (5) days, fafls to approve in writing both the Preliminary Plan and Preliminary Cost Estimate for the Tenant Improvements by t4e Plan Approval Date, fails to provide all of the Programming Information requested by Landlord by the Plan Approval Date, fails to approve in writing the Working Drawings and Specifications or the Final Cost Estimate within the time provided herein, requests any Changes, furnishes inaccurate or erroneous specifications or other information, or otherwise delays in any manner the completion of the Tenant Improvements (including without limitation by specifying materials that are not readily available) or the issuance of an occupancy certificate (any of the foregoing being referred to in this Lease as a "Tenant Delay"), then Tenant shall bear any resulting additional construction cost or other expenses, and the Commencement Date of this Lease shall be deemed to have occurred for all purposes, including Tenant's obligation to pay rent, as of the date Landlord reasonably determines that it would have been able to deliver the Premises to Tenant but for the collective Tenant Delays. In no event, however, shall such date be earlier than the Estimated Commencement Date set forth in the Basic Lease Provisions. Should Landlord determine that the Commencement Date should be advanced in accordance with the foregoing, it shall so notify Tenant in writing. Tenant shall have the right, exercisable within ninety (90) days of Landlord's determination of the Commencement Date, to notify Landlord in writing of its objection to same, and to commence, within such time period, to contest same by arbitration with JAMS Endispute in Orange County, California. Pending the outcome of such arbitration proceedings, Tenant shall make timely payment of all rent due under this Lease based upon the Commencement Date set forth in the aforesaid notice from Landlord.

        G. Landlord shall permit Tenant and its agents to enter the Premises prior to the Commencement Date of the Lease in order that Tenant may perform any work to be performed by Tenant hereunder through its own contractors, subject to Landlord's prior written approval, and in a manner and upon terms and conditions and at times satisfactory to Landlord's representative. Tle foregoing license to enter the Premises prior to the Commencement Date is, however, conditioned upon Tenant's contractors and their subcontractors and employees working in harmony and not interfering with the work being performed by Landlord. If at any time that entry shall cause disharmony or interfere with the work being performed by Landlord, this license may be withdrawn by Landlord upon twenty-four (24) hours written notice to Tenant. That license is further conditioned upon the compliance by Tenant's contractors with all requirements imposed by Landlord on third party contractors, including without limitation the maintenance by Tenant and its contractors and subcontractors of workers' compensation and public liability and property damage insurance in amounts and with companies and on forms satisfactory to Landlord, with certificates of such insurance being furnished to Landlord prior to proceeding with any such entry. The entry shall be deemed to be under all of the provisions of the Lease except as to the covenants to pay rent. Landlord shall not be liable in any way for any injury, loss or damage which may occur to any such work being performed by Tenant, the same being solely at Tenant's risk. In no event shall the failure of Tenant's contractors to complete any work in the Premises extend the Commencement Date of this Lease beyond the date that Landlord has completed its Tenant Improvement work and tendered the Premises to Tenant.

        H.     Tenant hereby designates Troy Barnes, Telephone No.
               (714) 499-0877, as its representative, agent and attorney-in-fact for the purpose of receiving notices, approving submittals and issuing requests for Changes, and Landlord shall be entitled to rely upon authorizations and directives of such person(s) as if given directly by Tenant. Tenant may amend the designation of its construction representative(s) at any time upon delivery of written notice to Landlord.

II.     COST OF TENANT IMPROVEMENTS

        A. Landlord shall complete, or cause to be completed, the Tenant Improvements, at the construction cost shown in the Final Cost Estimate (subject to the provisions of this Work Letter), in accordance with final Working Drawings and Specifications approved by both Landlord and Tenant. Landlord shall pay towards the final construction costs ("Completion Cost") as incurred a maximum of Four Hundred Sixty-Eight Thousand Two Hundred Forty Dollars ($468,240.00) ("Landlord's Contribution'), based on $15.00 per usable square foot of the Premises, and Tenant shall be fully responsible for the remainder ("Tenant's Contribution").
               Landlord's Contribution shall only be used for construction and installation of Standards incorporated into a Preliminary Plan approved by Landlord and for other costs outlined below. Tenant shall have no right to receive any credit, refund or allowance of any kind for any unused portion of the Landlord's Contribution nor shall Tenant be allowed to make revisions to an approved Preliminary Plan, Working Drawings and Specifications or request a Change in an effort to apply any unused portion of Landlord's Contribution.

        B. The Completion Cost shall include all costs of Landlord in completing the Tenant Improvements in accordance with the approved Working Drawings and Specifications, including but not limited to the following: (i) payments made to architects, engineers, contractors, subcontractors and other third party consultants in the performance of the work, (ii) salaries and fringe benefits of persons, if any, in the direct employ of Landlord performing any part of the construction work,
               (iii) permit fees and other sums paid to governmental agencies, and (iv) costs of all materials incorporated into the work or used in connection with the work. The Completion Cost shall also include an administrative/ supervision fee to be paid to Landlord or to Landlord's management agent in the amount of five percent (5%) of all such costs.

        C. Prior to start of construction of the Tenant Improvements, Tenant shall pay to Landlord in full the amount of the Tenant's Contribution set forth in the approved Preliminary Cost Estimate or in the Final Cost Estimate (if approved by Tenant). If the actual Completion Cost of the Tenant Improvements is greater than the Final Cost Estimate because of modifications or extras not reflected on the approved Working Drawings and Specifications, or because of Tenant

               Delays, then Tenant shall be responsible for all such additional costs. The balance of any sums not otherwise paid by Tenant shall be due and payable on or before the Commencement Date of this Lease. If Tenant defaults in the payment of any sums due under this Work Letter, Landlord shall (in addition to all other remedies) have the same rights as in the case of Tenant's failure to pay rent under the Lease.

                  [Site Plan - Irvine Spectrum 6 Warehouse/Mid Tech Project]

                                       THE IRVINE COMPANY


January 15, 1998


Mr. Troy Barnes
President/CEO
Millennium Electronics, Inc.
31642 South Coast Hwy.  No 100
Laguna Beach, California 92677

RE:  Lease Amendment - 51 Discovery

Dear Troy:

Enclosed for your records is a fully-executed First Amendment to Lease for the above-referenced premises. The amendment was solely to fix a typographical error in the rent structure on the numeric dollar amount for the 13th month in the Lease.

Please feel free to call either your property manager, Brigit
DeGeere, or me with any questions.

Sincerely,

IRVINE INDUSTRIAL COMPANY,
a division of The Irvine Company


/s/ John B. Turner

John B. Turner
Leasing Director

c:      Birgit DeGeere, Insignia Commercial Group
        Christine Bowen, Lee & Associates
        John Matus, Lee & Associates

Enclosure

                                    FIRST AMENDMENT TO LEASE




I.      PARTIES AND DATE.

        This First Amendment to Lease (the "First Amendment") dated January 12, 1998, is by and between THE IRVINE COMPANY
("Landlord"), and MILLENNIUM ELECTRONICS, INC., a California corporation ("Tenant").

II.     RECITALS.

        On December 23, 1997, Landlord and Tenant entered into a lease ("Lease") for space in a building located at 51 Discovery, Irvine, California ("Premises").

        Landlord and Tenant each desire to modify the Lease to correct a typographical error in the Basic Rent payment schedule as set forth in "III.MODIFICATIONS" next below.

III.    MODIFICATIONS.

        Basic Rent. Item 6 of Article I to the Lease, "Basic Lease Provisions," is hereby amended by deleting the first rental adjustment therefrom and substituting the following in lieu thereof:

               "Commencing on the first day of the thirteenth (13th) month of the Lease Term, the Basic Rent shall be Twenty-Five Thousand Eight Hundred Nine Dollars ($25,809.00) per month, based on $.78 per rentable square foot."

IV.     GENERAL.

        A. Effect of Amendments. The Lease shall remain in full force and effect except to the extent that it is modified by this Amendment.

        B. Entire Agreement. This Amendment embodies the entire understanding between Landlord and Tenant with respect to the modifications set forth in "III. MODIFICATIONS" above and can be changed only by a writing signed by Landlord and Tenant.

        C. Counterparts. If this Amendment is executed in counterparts, each is hereby declared to be an original; all, however, shall constitute but one and the same amendment. In any action or proceeding, any photographic, photostatic, or other copy of this Amendment may be introduced into evidence without foundation.

        D. Defined Terms. All words commencing with initial capital letters in this Amendment and defined in the Lease shall have the same meaning in this Amendment as in the Lease, unless they are otherwise defined in this Amendment.

        E. Corporate and Partnership Authority. If Tenant is a corporation or partnership, or is comprised of either or both of them, each individual executing this Amendment for the corporation or partnership represents that he or she is duly authorized to execute and deliver this Amendment on behalf of the corporation or partnership and that this Amendment is binding upon the corporation or partnership in accordance with its terms.

        F. Attorneys' Fees. The provisions of the Lease respecting payment of attorneys fees shall also apply to this Amendment.

V.      EXECUTION.

        Landlord and Tenant executed this Amendment on the date as set forth in "I. PARTIES
AND DATE." above.


LANDLORD:                           TENANT:

THE IRVINE COMPANY                  MILLENNIUM ELECTRONICS, INC.,
a California corporation            a California corporation


By: /s/ Clarence W. Barker          By: Troy D. Barnes
   -------------------------            ---------------------------
   Clarence W. Barker,                  Title: President/CEO
   President, Irvine Industrial               ---------------------
   Company, a division of The
   Irvine Company


By: /s/ John C. Tsu                 By: Celeste Barnes
   --------------------------           ---------------------------
        John C. Tsu,                    Title: C.O.O.
        Assistant Secretary                   ---------------------

                       THE IRVINE COMPANY - INVESTMENT PROPERTIES GROUP

                                HAZARDOUS MATERIALS SURVEY FORM


        The purpose of this form is to obtain information regarding the use of hazardous substances on Investment Properties Group ("IPG") property. Prospective tenants and contractors should answer the questions in light of their proposed activities on the premises. Existing tenants and contractors should answer the questions as they relate to ongoing activities on the premises and should update any information previously submitted.

        If additional space is needed to answer the questions, you may attach separate sheets of paper to this form. When completed, the form should be sent to the following address:

                         INSIGNIA COMMERCIAL GROUP, INC.
                           One Tecnology Drive, F-207
                                Irvine, CA 92618

        Your cooperation in this matter is appreciated.   If you
have any questions, please call [insert name of Property Manager] at [insert phone number] for assistance.

1.      GENERAL INFORMATION

        Name of Responding Company: Millennium Electronics Inc.

        Check all that apply: Tenant        ( )    Contractor ( )
                              Prospective   (X)    Existing   ( )

        Mailing Address: 31642 S. Coast Hwy #200

        Contact Person & Title: Gail Campbell, Controller

        Telephone Number (714) 499-0877 #34

        Current TIC Tenant(s):

        Address of Leased Premises: 31642 S. Coast Hwy #100, 200

        Length of Lease or Contract Term: 3 yrs to June 98

        Prospective TIC Tenant(s):

        Address of Proposed Leased Premises:51 Discovery Irvine, CA 92715

        Address of Current Operations: 31642 S. Coast Hwy Laguna Beach, CA 92677

        Describe the proposed operations to take place on the property, including principal products manufactured or services to be conducted. Existing tenants and contractors should describe any proposed changes to ongoing operations.

        Computer & peripheral manufacturing. Considered light manufacturing due to components are purchased.

2.      HAZARDOUS MATERIALS   For the purposes of this Survey Form
        the term "hazardous material" means any raw material, product or agent considered hazardous under any state or federal law. The term does not include waste which are intended to be discarded.

        2.1    Will any hazardous materials be used or stored on site?

               Chemical Products    Yes  ( )No  (X)
               Biological Hazards/  Yes  ( )No  (X)
               Infectious           Yes  ( )No  (X)
               Radioactive MaterialsYes  ( )No  (X)
               Petroleum Products   Yes  ( )No  (X)

        2.2 List any hazardous materials to be used or stored, the quantities that will be onsite at any given time, and the location and method of storage (e.g., bottles in storage closet on the premises)

                                        Location and Method
               Hazardous Materials          of Storage           Quantity
               -------------------          ----------           --------
               None

        2.3    Is any underground storage of hazardous materials
               proposed or currently conducted on the premises?
               Yes ( )       No (X)

               If yes, describe the materials to be stored, and the size and construction of the tank. Attach copies of any permits obtained for the underground storage of such substances. __________________________________
               ___________________________________________________

3. HAZARDOUSE WASTE. For the purposes of this Survey Form, the term "hazardous waste" means any waste (including biological, infectious or radioactive waste) considered hazardous under any state or federal law, and which is intended to be discarded.

        3.1 List any hazardous waste generated or to be generated on the premises, and indicate the quantity generated on a monthly basis.

                                    Location and Method
        Hazardous Materials         of Storage Prior to          Quantity
                                          Disposal
        -------------------         -------------------          --------
               None

        3.2 Describe the method(s) of disposal (including recycling) for each waste. Indicate where and how often disposal will take place.

                                     Location of Disposal
        Hazardous Materials                   Site               Quantity
        -------------------                   ----               --------
               None

        3.3 Is any treatment or processing of hazardous, infections or radioactive wastes currently conducted or proposed to be conducted on the premises?
               Yes ( )    No (X)

               If yes, please describe any existing or proposed treatment methods.

        3.4 Attach copies of my hazardous were permits or licenses issued to your company with respect to its operations on the premises.
                                    N/A

4.      SPILLS

        4.1 During the past year, have any spills or releases of hazardous materials occurred on the premises?
               Yes ( )  No (X)

               If so, please describe the spill and attach the results of any testing conducted to determine the extent of such spills.

        4.2 Were any agencies notified in connection with such spills?
               Yes ( ) No ( )
                                            N/A
               If so, attach copies of any spill reports or other correspondence with regulatory agencies.

        4.3 Were any clean-up actions undertaken in connection with the spills?
               Yes  ( ) No ( )
                                            N/A
               If so, briefly describe the actions taken. Attach copies of any clearance letters obtained from any regulatory agencies involved and the results of any final soil or groundwater sampling done upon completion of the clean-up work.

5.      WASTEWATER TREATMENT/DISCHARGE

        5.1    Do you discharge industrial wastewater to:
                                                          N/A
               ___ storm drain?             ___ sewer?
               ___ surface water?           ___ no industrial discharge

        5.2    Is your industrial wastewater treated before discharge?
               Yes  (  )   No  (  )
                                                          N/A
               If yes, describe the type of treatment conducted.

        5.3 Attach copies of any wastewater discharge permits issued to your company with respect to its operations on the premises.
                                                          N/A
6.      AIR DISCHARGES

        6.1 Do you have any air filtration systems or stacks that discharge into the air?
               Yes ( )  No ( )
                                                          N/A
        6.2 Do you operate any equipment that require air emissions permits?
               Yes ( )  No ( )
                                                          N/A
        6.3 Attach copies of any air discharge permits pertaining to these operations.


7.      HAZARDOUS MATERIALS DISCLOSURES

        7.1 Does your company handle an aggregate of at least 500 pounds, 55 gallons or 200 cubic feet of hazardous material at any given time?
               Yes ( )  No (X)

        7.2    Has your company prepared a Hazardous Materials
               Disclosure - Chemical Inventory and Business Emergency Plan or similar disclosure document pursuant to state or country requirements?
               Yes ( )  No ( )
                                                          N/A
               If so, attach a copy.

        7.3    Are any of the chemicals used in your operations
               regulated under Proposition 65?
               Yes ( )   No ( )
                                                          N/A
               If so, describe the procedures followed to comply with these requirements.

        7.4    Is your company OSHA Hazard Communication Standard
               Requirements?
               Yes  ( )  No (X)

               If so, describe the procedures followed to comply with these requirements.

8.      ANIMAL TESTING

        8.1 Does your company bring or intend to bring live animals onto the premises for research or development purposes? Yes ( ) No (X)

               If so, describe the activity.

        8.2 Does your company bring on intend to bring animal body parts or bodily fluids onto the premises for research or development purposes?
               Yes ( ) No (X)

               If so, describe the activity.

9.      ENFORCEMENT ACTIONS, COMPLAINTS

        9.1 Has your company ever been subject to any agency enforcement actions, administrative orders, lawsuits, or consent orders/decrees regarding environmental compliance or health and safety?
               Yes ( )  No (X)

               If so, describe the actions and any continuing compliance obligations imposed as a result of these actions.

        9.2 Has your company ever received any request for information, notice of violation or demand letter, complaint, or inquiry regarding environmental compliance or health and safety?
               Yes ( )  No (X)

        9.3 Has an environmental audit ever been conducted which concerned operations or activities on premises occupied by you?
               Yes ( )   No (X)

        9.4 If you answered "yes" to any question in this section, describe the environmental action or complaint and any continuing compliance obligation imposed as a result of the same.
               _____________________________________________________
               _____________________________________________________
               _____________________________________________________
               _____________________________________________________





Millennium Electronics Inc.
--------------------------------
COMPANY

By: Gail Campbell            /s/ Gail Campbell
    ------------------------
    Title: Controller
           -----------------
        Date: 12/15/97
              --------------


                                            -6-

                                                                    Exhibit 21.1

                                  Subsidiaries



Millennium Memory, Inc., a California corporation

                                                                    Exhibit 23.1




              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------


We have issued our report dated February 6, 1998, except for Note 14 as to which the date is March 3, 1998 accompanying the consolidated financial statements included in the Annual Report of Millennium Electronics, Inc. on Form 10-K for the year ended December 31, 1997. We hereby consent to the incorporation by reference of said report in the Registration Statements of Millennium Electronics, Inc. on Form S-8 (File No. 333-34245, filed August 22, 1997).



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 31, 1998