Form 10-Q
period 1998-03-31
MILLENNIUM ELECTRONICS INC
filed 1998-05-15
CIK 884321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         ____________


                         Commission file number: 0-22515


                          MILLENNIUM ELECTRONICS, INC.
             (Exact name of Registrant as specified in its charter)

              Nevada                                      33-0750730
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

51 Discovery, Irvine, California                             92618
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (949) 788-8100



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes ..X..    No .....


At May 12, 1998, there were 8,282,445 shares of the Registrant's $.001 Par Value Common Stock outstanding.






                            Exhibit Index on page 25

                               INDEX TO FORM 10-Q
                                                                      Page No.
                                                                      --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets                        3

           Consolidated Condensed Statements of Income                  4

           Consolidated Condensed Statements of Cash Flows              5

           Notes to Consolidated Condensed Financial Statements         6-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          8-22


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                            22

Item 2.    Changes in Securities                                        22

Item 3.    Defaults Upon Senior Securities                              22

Item 4.    Submission of Matters to a Vote of Security Holders          22

Item 5.    Other Information                                            22

Item 6.    Exhibits and Reports on Form 8-K                             23

SIGNATURES                                                              24

EXHIBIT INDEX                                                           25

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     3/31/98        12/31/97
                                                   (Unaudited)      (Audited)
Current assets
  Cash & Cash Equivalents                         $     45,122    $    211,273
  Accounts receivable, net of an allowance for
    doubtful accounts of  $583,000 and $175,000
    respectfully                                     6,784,345       6,876,495
  Stock Subscription Receivable                              0       1,494,366
  Inventories                                        1,793,352       1,541,666
  Prepaid expenses                                     134,741         100,139
  Income Taxes Receivable                              337,719         163,719
  Deferred Tax Asset                                   300,000         125,000
  Other current assets                                  82,050          57,551
                                                  ------------    ------------
      Total current assets                           9,477,329      10,570,209

Furniture and equipment, net                           273,149         147,675
Other assets                                            84,385          97,735
Excess cost over fair value of net assets
   acquired, net of accumulated amortization
   of $168,516 and $84,258 respectfully              2,190,679       2,274,937
                                                  ------------    ------------
          Total assets                            $ 12,025,542    $ 13,090,556
                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Lines of credit                                 $  3,974,506    $  4,877,286
  Accounts payable and accrued liabilities           1,400,835       1,317,229
                                                  ------------    ------------
      Total current liabilities                      5,375,341       6,194,515

Long Term Liabilities
  Deferred income taxes                                 25,000          25,000
                                                  ------------    ------------
Stockholders' equity
  Common stock, par value .001:
    17,000,000 shares authorized,
    8,282,445 and 8,167,150
    shares issued and outstanding                        7,988           8,167
  Treasury Stock                                       (84,087)              0
  Additional Paid Capital                            6,927,279       6,575,359
  Retained earnings (accumulated deficit)             (225,979)        287,515
                                                  ------------    ------------
           Total stockholders' equity                6,625,201       6,871,041
                                                  ------------    ------------
           Total liabilities and
             stockholders' equity                 $ 12,025,542    $ 13,090,556
                                                  ============    ============
See the accompanying notes to these consolidated condensed financial statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                       March 31, 1998      March 31, 1997
                                       --------------      --------------

Net sales                              $ 14,128,752        $ 12,577,744

Cost of sales                            13,208,686          11,373,611
                                       ------------        ------------

Gross profit                                920,066           1,204,133

Selling, general and
  administrative expenses                 1,617,470             827,934
                                       ------------        ------------

Income (Loss) from operations              (697,404)            376,199

Other income (expense)
   Other income                                   0              18,771
   Other expenses                          (165,090)           (151,233)
                                       ------------        ------------

Income (Loss) before provision for
  income taxes                             (862,494)            243,737

Provision (Benefit) for Income taxes
   Current                                 (174,000)              4,656
   Deferred                                (175,000)            (85,600)
                                       ------------        ------------

Net income (loss)                      $   (513,494)       $    324,681
                                       ============        ============

Basic earnings (loss)per share         $      (0.06)       $       0.06
                                       ============        ============

Diluted earnings (loss) per share      $      (0.06)       $       0.06
                                       ============        ============

Weighted average shares outstanding       8,226,100           5,226,518
                                       ============        ============



 See the accompanying notes to these consolidated condensed financial statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,

                                                     3/31/98         3/31/97
                                                   (Unaudited)     (Unaudited)
Cash flows from operating activities
  Net income (loss)                                $  (513,494)   $   324,681
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities
  Deferred income taxes                               (175,000)       (85,600)
  Depreciation and amortization                        108,953          4,451
  (Increase) decrease in
    Accounts receivable                                 92,150     (1,090,242)
    Inventories                                       (251,686)        40,844
    Income tax receivable                             (174,000)             0
    Prepaid expenses & other assets                    (45,751)        (8,024)
  Increase (decrease) in
    Accounts payable and accrued liabilities            83,606        432,013
                                                   -----------    -----------
      Net cash used in operating activities           (875,222)      (381,877)
                                                   -----------    -----------
Cash flows from investing activities
  Acquisition of Beacon, net of cash acquired            --           513,534
  Acquisition of furniture and equipment              (150,169)        (9,852)
  Repayment (issuance) of note receivable to
    stockholder                                              0          1,339
                                                   -----------    -----------
      Net cash provided by (used in) investing
        activities                                    (150,169)       505,021
                                                   -----------    -----------
Cash flows from financing activities
  Net proceeds from line of credit facility           (902,780)     1,042,484
  Increase (decrease) in book overdraft                      0       (191,742)
  Distributions to "S" corporation stockholders              0       (533,257)
  Proceeds from (payments on) stockholder loan               0         23,486
  Proceeds from issuance of common stock             1,846,107              0
  Payment of offering costs and commissions                  0       (388,217)
  Common stock repurchased                             (84,087)             0
                                                   -----------    -----------
       Net cash provided by (used in)
        financing activities                           859,240        (47,246)
                                                   -----------    -----------
          Net change                                  (166,151)        75,898

Cash at beginning of period                            211,273           --
                                                   -----------    -----------
Cash at end of period                              $    45,122    $    75,898
                                                   ===========    ===========

 See the accompanying notes to these consolidated condensed financial statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Organization and Line of Business
---------------------------------
         Millennium Electronics, Inc. ("MEI" or the "Registrant") was incorporated in Nevada on February 13, 1997 with the intention of being a holding company. MEI, through its wholly-owned subsidiary, Millennium Memory, Inc. (collectively, the "Company"), is engaged in the manufacture and distribution of computers to resellers. In Addition, the Company is engaged in manufacturing, through subcontractors, and distribution of Dynamic Random Access Memory ("DRAM"), memory upgrade components for personal computers, laptops, and notebook computers, file servers and printers to retailers, resellers, value added resellers, value added distributors, original equipment manufacturers, aggregators, and national or regional distributors.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
         The accompanying consolidated financial statements include the accounts of MEI and MMI, including the NetRam division of MMI from the date the agreement of merger was signed, September 30, 1997, after the elimination of intercompany accounts and transactions.

Cash and Cash Equivalents
-------------------------
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Interim Financial Information
-----------------------------
         The consolidated interim financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

         The consolidated interim financial statements reflect all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998, or any other future periods. See

"Management's Discussion and Analysis of Financial Condition and Result of Operations - Factors that May Affect Future Results."

Inventories
-----------
         Inventories, which are primarily memory chips and computer components, are stated at the lower of cost (weighted average method) or market.

Revenue Recognition
-------------------
         The Company recognizes revenue from product sales at the time of shipment net of expected returns.

Lines of Credit
---------------
         As of March 31, 1998, the Company had a $10,000,000 line of credit (accounts receivable credit line) expiring September 30, 1999. On the expiration date, the line shall automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or the lender on the anniversary date. As of March 31, 1998, the line bears interest at prime plus 1.5% per annum. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined accounts receivable. In addition, the line is collateralized by substantially all assets of the Company.

         The debt agreement contains certain restrictions and covenants that prohibit the Company from entering into certain transactions without lender approval and also limits distributions to stockholders. In addition, the Company is required to make a credit facility fee payment of $3,500 per quarter in advance, and a $50,000 loan fee is payable on the earlier of the third anniversary date ( September 1998) or the date the loan agreement is terminated or terminates by its terms. The $50,000 loan fee is being accrued over the term of the agreement.

         As of March 31, 1998, the Company had a $500,000 line of credit (inventory credit line). The Company borrowed an initial amount of $150,000, which was repaid on March 31, 1997. Any additional advances are repaid by applying 25% of each advance from the accounts receivable credit line. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined inventories. This line of credit's remaining terms are identical to the accounts receivable credit line.

         The outstanding balance under the accounts receivable line of credit agreement at March 31, 1998 was $3,974,506. The outstanding balance under the inventory line of credit agreement at March 31, 1998 was $0.

Related Party Transactions
--------------------------
         The Company pays, on behalf of the majority stockholder of the Company, monthly lease payments for two vehicles of approximately $2,160.

         The Company pays a consulting fee of $5,000 per month to the firm Glick Morganstern for interfacing with the Company's secured financing lender and for general organizational consulting. Daniel H. Glick, a director of the Company, is a founder and principal of Glick Morganstern.

         The Company's predecessor, Beacon Capital Investment, Inc., entered into a one year Consulting Agreement with Douglas P. Morris, a director of the Company. The Company has renewed the Consulting Agreement for the one year period beginning April 1, 1998. Over the current term of the Consulting Agreement, the Company will pay Mr. Morris $100,000.

Other Significant Transactions
------------------------------
         The Company's largest customer found itself in an overstocked position basically due to market conditions. Because of that, sales to this customer decreased for the first quarter 1998. As of April 30, 1998, this customer is producing the historic sales volume and profit margins.

         In late April, 1998 the Company relocated to a new 34,000 square foot facility located in Irvine, California. The facility enables the Company to perform in-house manufacturing as opposed to subcontracting manufacturing to an outside source. This move will provide a more accurate inventory control having all employees and product under the same roof.


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

Background
----------
         The Company manufactures and sells personal computer ("PC") systems and semiconductor memory products through its wholly-owned subsidiary, MMI. The Company develops, markets, assembles, sells and supports a wide range of high-quality, high-performance desktop PC systems as well as a line of network servers under the NetRam brand name. The Company also develops, markets, assembles, sells and supports a limited range of quality, low-cost basic computers for home and business under the Laguna Computer brand name. In addition, the Company offers a variety of other system components with its PC systems and network servers, including monitors, modems, audio and video cards, CD-ROM drives, hard drives, floppy drives and network cards.

      The Company also manufactures, through subcontractors, and distributes DRAM memory upgrade components for PC's, laptop and notebook computers, file servers and printers to retailers, resellers, value added resellers ("VARs"), value added distributors ("VADs"), original equipment manufacturers ("OEMs"), aggregators and national or regional distributors.

      MMI effectively commenced operations in April of 1995 focusing on the manufacture, through subcontractors, and sale of standard memory modules. In 1997, the Company began manufacturing and selling computer systems, which are manufactured on a pre-sold basis and are sold primarily to the Company's three largest customers. In September 1997, the Company expanded its sales of PC Computer Systems with the acquisition by merger of NetRam Components, Inc., a California corporation ("NetRam"). Following the merger, NetRam became a division of MMI. NetRam manufactures and distributes PC computer systems to both wholesale and retail markets.

      For the first quarter ended March 31, 1998 and the full year 1997, the Company's top ten customers accounted for approximately 83% and 63%, respectively, of the Company's net sales. While the Company expects to continue to be dependent upon these customers for a significant percentage of its net sales, the composition of the Company's top ten customers may change in the future. The Company has added a number of new customers in recent months, and it expects to increase its sales to both existing and new customers. In the quarter ended March 31, 1998, and in the full year 1997, the Company's net sales to its largest customer accounted for approximately 31% and 33%, respectively. The Company is striving to expand its base to include more than three large customers. International sales by the Company were minimal for in both periods.

Income as a Percentage of Net Sales
-----------------------------------
         The following table sets forth certain condensed statements of income data of the Company expressed as a percentage of net sales (unaudited):

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                       1998           1997

Net sales ........................................    100.0%         100.0%
Cost of sales ....................................     93.5           90.4
Gross Profit .....................................      6.5            9.6
Sales, general & administrative ..................     11.4            6.6
Income (Loss) from operations ....................     (4.9)           3.0

Other income (expense), net ......................     (1.2)          (1.1)
Income (Loss) before provision for income taxes ..     (6.1)           1.9
Provision (Benefit) for income taxes .............     (2.5)           (.7)
Net income (Loss).................................     (3.6)           2.6

Results of Operations
---------------------
THREE MONTH PERIOD ENDED MARCH 31, 1998 AND 1997

Net Sales
---------
         Consolidated net sales for the first quarter of 1998 were $14.1 million representing an increase of approximately 12% and 29.8%, respectively, over the first and fourth quarters of 1997. Net sales of computers during the quarter, stemming from the Company's September 30, 1997 acquisition of NetRam, grew
44.5% to $9.5 million from $6.5 million during the fourth quarter ended December 31, 1997. Memory module and PC card sales declined 62% to $4.6 million from the comparable 1997 first quarter level of $12.3 million and grew 7.4% over net sales of $4.3 million from the previous quarter ended December 31, 1997.

Gross Profit
------------
         Cost of sales includes the costs of computer components, memory chips, and other components and materials purchased by the Company for its products, as well as subcontractor charges and overhead costs associated with testing and manufacturing.

         For the quarter ended March 31, 1998, gross profit decreased 23.6% to approximately $920,000 from $1.2 million in same quarter of 1997. In the same periods, gross profit as a percentage of net sales decreased to 6.5% from 9.6%, respectively. The decline in gross margin was due primarily to two events.
The first such event was inventory adjustments of $283,800 that includes an inventory adjustment of approximately $263,000 attributed to shrinkage of computers and computer components at a third-party contract manufacturer's location. Without the inventory loss, consolidated gross margin would be 8.5%. The second factor negatively impacting gross margin was an extraordinary increase in sales returns of the Company's sub-$1,000 computers. These computers were assembled by the aforementioned contract manufacturer and do not appear to have been properly tested upon final assembly. The Company has now assumed inventory and manufacturing control in its new combined headquarters and manufacturing facility.

         Gross margin on computer sales declined to 5.9% in the first quarter of 1998 from 15.4% in the fourth quarter ended December 31, 1998. Factors responsible for the drop were the previously mentioned inventory adjustments which accounted for a decline of 2.8% of first quarter 1998 margin, the higher level of returns also previously discussed, and a comparatively unfavorable sales channel mix. Computers sold through the retail channel accounted for approximately 75% of first quarter 1998 computer sales compared to approximately 44% in the fourth quarter of 1997. Sales to retailers are at much lower margins than those experienced through VAR channels.

         Gross margin on memory products declined to 7.7% in the first quarter of 1998 from 13.5% in the first quarter of 1997. The decrease is attributable to a general decline in memory prices.

Selling, General and Administrative
-----------------------------------
         Selling, general and administrative costs include all personnel costs, including salaries, commissions, performance-based bonuses and employee benefits, the costs of advertising, promotions and trade shows, and rental costs and other support costs, including utilities, insurance and professional fees. Selling, general and administrative expenses increased 95% to $1,617,470 in the three month period ended March 31, 1998 from $827,934 in the three month period ended March 31, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 11.4% from 6.6%, respectively, in the same periods. Reserves for doubtful accounts increased from $175,000 as of December 31, 1997 to $583,000 as of March 31, 1998. Of that $408,000 increase,
$344,000 represented a one-time charge against certain receivable accounts. Omitting that one-time charge in the first quarter of 1998 for the additional reserves of $344,000, first quarter expenses represent 9.0% of net sales. Another expense included in the first quarter 1998 expenses that was not present in last year's first quarter expenses is $84,300 of goodwill amortization pertaining to the 1997 acquisition of NetRam Computers.

         The one-time charge for additional reserves of $344,000 includes $231,000 pertaining to trade receivables outstanding in excess of 90 days, $74,000 for warranty claims over 60 days outstanding that represent defective components that are to be returned to the Company upon the Company's issue of replacement components, and $39,000 representing demonstration computers used for evaluation by prospective customers.

         Other expense level increases stem from an increase in upper management to accompany the current growth of the Company, additional legal, accounting and public relations expenses as a result of being a public company and increases in selling expenses attributable to the shift in emphasis from semiconductor memory products to PC computers and relating to promotion and marketing to a wider geographic area.

Other Income (Expense), Net
---------------------------
         Other income (expense), net increased 25% to a net expense of $165,090 in the three month period ended March 31, 1998 from a net expense of $132,462 in the three month period ended March 31, 1997. The increase is principally due to additional interest expense incurred as a result of increased borrowing under the Company's line of credit agreement to fund working capital. The Company expects that utilization of its line of credit will continue to increase as sales increase.

Provision for Income Taxes
--------------------------
         The Company's effective tax rate for the three month period ended March 31, 1998 and the three month period ended March 31, 1997 was 40% and (33%), respectively. The Company was taxed as an "S" corporation prior to March 31, 1997. Effective with the merger of the Company with Beacon Capital Investment, Inc. on March 31, 1997, the Company lost its "S" corporation status and began to be taxed as a "C" corporation at which time the Company recorded a deferred tax asset in the amount of $87,600 in accordance with SFAS No. 109. Due to the loss in the three month period ended March 31, 1998 there is a tax provision benefit as the Company expects to generate income for the year ending December 31, 1998.

Liquidity and Capital Resources
-------------------------------
         Since its inception, the Company has used funds generated from borrowings to support its operations, finance inventory and acquire capital equipment. In the three month period ended March 31, 1998 and the three month period ended March 31, 1997, the Company used cash from operating activities of $875,222 and $381,877, respectively. As of March 31, 1998, the Company had $6,025,494 available under its principal line of credit, and working capital of $4,101,988.

         The Company has a revolving line of credit of $10,000,000 expiring on September 30, 1999 that is secured by substantially all of the Company's assets. On the expiration date the line will automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or the bank on the anniversary date. Amounts available for borrowing under the Company's existing line of credit are limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of inventory and accounts receivable. As of March 31, 1998, the outstanding balance under the accounts receivable line of credit was $3,974,500. Financial covenants set forth in the Company's line of credit agreement prohibit the Company from paying dividends where the payment of such dividends would reduce the Company's net worth below certain levels and prohibit the Company from engaging in certain transactions without lender approval.

         Capital expenditures totaled $150,169 for the three month period ended March 31, 1998. The expenditures were primarily for office, test, warehousing and assembly equipment resulting from the Company's move to its new headquarters and manufacturing facility in late April, 1998. The Company expects to make associated capital expenditures of an aggregate of approximately $200,000 in 1998.

         Although the Company may in the future seek additional funding to accelerate the Company's expansion, the Company believes that the anticipated cash flow from operations and amounts available under its existing lines of credit will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months.


FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------
         The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, the factors discussed below.

Significant Customer Concentration
----------------------------------
         During the years ended December 31, 1996, 1997, and in the three month period ended March 31, 1998 the Company had two major customers which accounted for approximately 50%, 42% and 49% of the Company's net sales during those periods, respectively. The amounts due from these major customers on December 31, 1996 and 1997 and on March 31, 1998 amounted to approximately $4,785,000, $5,335,000, and $3,000,728, respectively. The Company's ten largest customers accounted for 80%, 63%, and 83% of net sales in 1996, 1997, and the three month period ended March 31, 1998, respectively. The Company expects to continue to be dependent upon those customers for a significant percentage of its sales; however, there can be no assurance that such customers will continue to utilize the Company's products at current levels, if at all. The loss of a major customer or any reduction in orders by any such customer could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Fluctuations in Operating Results
---------------------------------
         The Company's results of operations and gross margins have in the past fluctuated significantly and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may affect in the future the Company's results of operations include the inability to procure required components, adverse changes in the mix of products sold by the Company, fluctuating market demand for and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, patterns of spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines, unexpected product returns, and cycles in the Company's targeted markets. Other factors which may affect the Company's results of operations in the future include the loss of a principal customer or the short term loss of a customer due to product inventory accumulation by the customer (such as occurred in the second quarter of 1997 and the first quarter of 1998), the ability to volume produce products and meet customer requirements, the timing of expenditures in anticipation of increased sales, and regulatory changes.

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

         The Company's gross margins have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, declines in selling prices, the level of manufacturing efficiencies achieved and pricing by competitors or suppliers. The selling prices of the Company's memory products have declined in the past and the Company expects that prices will decline in the future. The decline in selling price may not be offset by increased unit sales volumes of existing memory products or the introduction and sale of new semiconductor memory products in quantities sufficient to compensate for any declines in selling prices because there can be no assurance that the Company will be able to increase unit sales volumes of its semiconductor memory products, introduce and sell new semiconductor memory products or reduce its cost per unit.

         The Company expects to increase sales of PC systems. Except for sales to retailers, the margins associated with the sale of the Company's PC systems are higher than those associated with the Company's semiconductor memory products. Accordingly, the Company's ability to maintain or increase net sales will be, in part, dependent upon its ability to transition from primarily selling semiconductor memory products to primarily selling PC systems. Declining selling prices of its PC systems may also have a material adverse effect on the Company's gross margins unless the Company is able to reduce its cost per unit to offset declines in selling prices or increase the unit sales volume of its PC systems. There can be no assurance that the Company will be able to successfully change its focus from selling semiconductor memory products to selling PC systems, reduce its cost per units of its PC products or increase the unit sales volumes of its PC systems.

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

Risks Associated With New Facility
----------------------------------
         The Company began operations at its new facility in late April, 1998. This facility requires the expenditure of significant management resources. In addition to the usual risk of establishing a new manufacturing facility, such as installation of equipment, implementation of systems, procedures and controls and the hiring and training of qualified personnel, there are additional risks associated with this facility. The Company is expanding its business to include the process of assembling its PC systems. There can be no assurance that the Company will not experience delays and other start-up difficulties or that once the facility is fully operational that it will produce high quality and low cost memory modules and PC systems. Manufacturing and other problems which occur in connection with the commencement, expansion and integration of operations at this facility could materially adversely affect the Company's results of operations and financial condition.

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

Management of Growth; Expansion of Operations
---------------------------------------------
         The Company has significantly expanded its operations since its inception. Projected future growth will significantly increase the responsibility of existing management, which may place a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage future growth will depend upon continued expansion of its accounting and other internal management systems, procedures and controls. The Company is scheduled to become ISO 9000 certified by the end of 1998. There can be no assurance that significant problems in those areas will not occur or that the Company will attain such certification. Any failure to expand those systems, procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Key Personnel
---------------------------
         The Company's future operating results depend in significant part upon the continued contributions of its senior management and sales personnel, many of whom would be difficult to replace. Of such persons, only five, including
Mr. Troy D. Barnes, the Company's Chief Executive Officer, have written employment agreements with the Company. The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing and quality assurance, engineering, marketing, and sales personnel. The Company is actively recruiting such personnel. However, competition for such personnel is intense; and there can be no assurance that the Company will be successful in attracting or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in such positions, and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially adversely affect the Company's business, financial condition and results of operations.

No Assurance of Product Quality, Performance and Reliability
------------------------------------------------------------
         The Company expects that its customers will continue to establish demanding specifications for quality, performance, reliability and delivery.
For the quarter ended March 31, 1998, the Company experienced significant quality problems. While the Company believes that it has resolved those problems by assuming the tasks of assembling its PC systems, there can be no assurance that such problems will not occur in the future with respect to the quality, performance, reliability and delivery of the Company's semiconductor memory or PC products. If such problems occur, the Company could experience increased costs associated with such products, delays in or cancellations or rescheduling of orders or shipments of semiconductor memory or PC products, delays in collecting accounts receivable and increases in product returns and discounts, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

         The FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have an effect on the Company's financial statements.

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

         The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers and customers. The Company does not believe that either its suppliers or customers could not continue to conduct business even in the face of Year 2000 problems. In addition, the Company believes that its customers and suppliers are sufficiently sophisticated computer users that they will not experience problems, either by remediation or because they are already using software which can make the distinction between centuries. In the event that either its suppliers or customers should experience software failure, the Company believes that the impact of either eventuality would not be material to the Company.

         The third possible threat posed to the Company by Year 2000 issues is one of a general downturn in the economy due to software failures.

         Although the Company believes that it will not suffer any material adverse effects as a result of Year 2000 issues, it has not made a formal assessment of the problem. In the event that the Company, its suppliers or customers experience a software failure such a failure could have a material adverse impact on the Company's business financial condition and results of operations. Similarly, if the economy as a whole should be adversely impacted by Year 2000 problems, it could have a material adverse effect on the Company's business, financial condition and results of operations.


PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         None.


Item 2.  Changes in Securities
         ---------------------
         On March 25, 1998, the Company completed a private offering of up to 824,220 shares of its common stock to be issued upon the exercise of certain warrants ("Warrants") and options ("Options") originally granted by the Company's predecessor, Beacon Capital Investment, Inc. Each Warrant and Option entitled the holder thereof (each a "Holder," and, collectively, the "Holders") to purchase one share of the Company's common stock at a price of $3.125 per share. Of the 560,220 outstanding Warrants and the 264,000 outstanding Options, the Holders of 403,184 Warrants and 181,805 Options exercised their Warrants or Options for an aggregate consideration of $1,828,099.74. An aggregate of 584,989 shares of the Company's common stock were issued. Any Warrant or Option which was not exercised was canceled.

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


Date:  May 15, 1998                     MILLENNIUM ELECTRONICS, INC.




                                        By:    /s/  Philip A. Harvey
                                           --------------------------------
                                            Philip A. Harvey
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                      Description                         Page
-----------                      -----------                         ----

    27              Financial Data Schedule                            26