Form 10-Q
period 1998-06-30
MILLENNIUM ELECTRONICS INC
filed 1998-08-14
CIK 884321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

           Yes ..X..    No .....


At August 14, 1998, there were 8,282,445 shares of the Registrant's $.001 Par Value Common Stock outstanding.



                            Exhibit Index on page 27

                                TABLE OF CONTENTS

                                                                       Page No.


PART I - FINANCIAL INFORMATION............................................3

Item 1.  Financial Statements.............................................3
         CONSOLIDATED CONDENSED BALANCE SHEETS............................3
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME......................4
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS..................5
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.............6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation.........................................9

PART II  - OTHER INFORMATION.............................................23

Item 1.  Legal Proceedings...............................................23

Item 2.  Changes in Securities ..........................................23

Item 3.  Defaults Upon Senior Securities.................................23

Item 4.  Submission of Matters to a Vote of Security Holders.............23

Item 5.  Other Information...............................................24

Item 6.  Exhibits and Reports on Form 8-K................................25

SIGNATURES ..............................................................26

EXHIBIT INDEX............................................................27

PART I -   FINANCIAL INFORMATION
Item 1.    Financial Statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      6/30/98        12/31/97
                                                    (Unaudited)      (Audited)
Current assets
  Cash & Cash Equivalents                         $    192,084    $    211,273
  Accounts receivable, net of an allowance for
    doubtful accounts of  $783,000 and $175,000
    respectfully                                     5,740,865       6,876,495
  Stock Subscription Receivable                              0       1,494,366
  Inventories                                        2,384,565       1,541,666
  Prepaid expenses                                     101,779         100,139
  Income Taxes Receivable                              157,881         163,719
  Deferred Tax Asset                                   125,000         125,000
  Other current assets                                  92,355          57,551
                                                  ------------    ------------
       Total current assets                          8,794,529      10,570,209

Furniture and equipment, net                           370,826         147,675
Other assets                                           103,663          97,735
Excess cost over fair value of net assets
  acquired, net of accumulated amortization
  of $168,516 and $84,258 respectfully               2,106,421       2,274,937
                                                  ------------    ------------
          Total assets                            $ 11,375,439    $ 13,090,556
                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Lines of credit                                 $  4,307,334    $  4,877,286
  Accounts payable and accrued liabilities           1,951,510       1,317,229
                                                  ------------    ------------
       Total current liabilities                     6,258,844       6,194,515

Long Term Liabilities
  Deferred income taxes                                 25,000          25,000
                                                  ------------    ------------
Stockholders' equity
  Common stock, par value
    .001:  25,000,000 shares authorized,
    8,282,445 and 8,167,150 shares issued
    and outstanding                                      7,988           8,167
  Treasury Stock                                       (84,087)              0
  Additional Paid Capital                            6,927,279       6,575,359
  Retained earnings (accumulated deficit)           (1,759,585)        287,515
                                                  ------------    ------------
       Total stockholders' equity                    5,091,595       6,871,041
                                                  ------------    ------------
           Total liabilities and stockholders'
             equity                               $ 11,375,439    $ 13,090,556
                                                  ============    ============

See the accompanying notes to these consolidated condensed financial statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               3 Months Ended                 6 Months Ended
                                                  June 30,                        June 30
                                       ----------------------------    -----------------------------
                                            1998            1997            1998            1997
                                            ----            ----            ----            ----
Net sales                              $  8,782,839    $  7,394,183    $ 22,911,590    $ 19,971,927

Cost of sales                             8,381,456       6,619,700      21,590,142      17,993,311
                                       ------------    ------------    ------------    ------------

Gross profit                                401,383         774,483       1,321,448       1,978,616

Selling, general and administrative
   expenses                               1,483,022         826,466       3,100,491       1,654,400
                                       ------------    ------------    ------------    ------------

Income (Loss)  from operations           (1,081,639)        (51,983)     (1,779,043)        324,216

Other income (expense)
    Other income                                805               0             806          18,771
    Other expenses                         (103,772)       (102,069)       (268,863)       (253,302)
                                       ------------    ------------    ------------    ------------

Income (Loss) before provision
   for income taxes                      (1,184,606)       (154,052)     (2,047,100)         89,685

Provision (Benefit) for Income taxes
    Current                                 174,000         (91,085)              0         (86,429)
    Deferred                                175,000          30,000       ________0         (55,600)
                                                       ------------    ------------    ------------

Net income                             $ (1,533,606)   $    (92,967)   $ (2,047,100)   $    231,714
                                       ============    ============    ============    ============

Basic earnings (loss) per share        $       (.19)   $       (.01)   $       (.25)   $        .04
                                       ============    ============    ============    ============

Diluted earnings (loss) per share      $       (.19)   $       (.01)   $       (.25)   $        .04
                                       ============    ============    ============    ============

Weighted average shares outstanding       8,226,100       7,243,051       8,226,100       6,240,359
                                       ============    ============    ============    ============


 See the accompanying notes to these consolidated condensed financial statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,

                                                     6/30/98         6/30/97
                                                   (Unaudited)     (Unaudited)
Cash flows from operating activities
  Net income (loss)                               $(2,047,100)   $   231,714
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities
  Deferred income taxes                                     0        (55,600)
  Depreciation and amortization                       215,972         10,276
   (Increase) decrease in
      Accounts receivable                           1,135,630      2,357,288
      Inventories                                    (842,899)      (395,987)
      Income tax receivable                             5,839              0
      Prepaid expenses & other assets                 (69,074)    (1,487,600)
   Increase (decrease) in
      Accounts payable and accrued liabilities        634,283       (622,464)
      Income Tax  Payable                                   0        (10,881)
                                                  -----------    -----------
      Net cash (used in) provided by
         operating activities                        (967,349)        26,746
                                                  -----------    -----------
Cash flows from investing activities
  Acquisition of Beacon, net of cash acquired               0        513,534
  Due to others                                             0        (80,000)
  Acquisition of furniture and equipment             (243,908)       (57,695)
  Repayment (issuance) of note receivable
    to stockholder                                          0        151,339
                                                  -----------    -----------
      Net cash (used in) provided by
         investing activities                        (243,908)       527,178
                                                  -----------    -----------
Cash flows from financing activities
  Net proceeds from line of credit facility          (569,952)    (2,191,102)
  Increase (decrease) in book overdraft                     0        (98,289)
  Distributions to "S" corporation stockholders             0       (533,257)
  Proceeds from  Private Placement                  1,846,107      2,983,997
  Proceeds from (payments on) stockholder loan              0         23,486

Payment of offering costs and commissions                   0       (437,532)
  Repayment of stockholder loan                             0       (301,227)
  Common stock repurchased                            (84,087)             0
                                                  -----------    -----------
      Net cash provided by (used in)
         financing activities                       1,192,068       (553,924)
                                                  -----------    -----------
                Net change                            (19,189)          --
                                                  -----------    -----------
Cash at beginning of period                           211,273           --
                                                  -----------    -----------

Cash at end of period                             $   192,084    $      --
                                                  ===========    ===========
 See the accompanying notes to these consolidated condensed financial statements

                          MILLENNIUM ELECTRONICS, INC.
                               AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Organization and Line of Business

      Millennium Electronics, Inc. ("MEI" or the "Registrant") was incorporated in Nevada on February 13, 1997 with the intention of being a holding company. MEI, through its wholly-owned subsidiary, Millennium Memory, Inc. ("MMI" and together with Registrant, the "Company"), is engaged in the manufacture and distribution of computers to resellers. In addition, the Company is engaged in manufacturing, through subcontractors, and distribution of Dynamic Random Access Memory ("DRAM"), memory upgrade components for personal computers, laptops, and notebook computers, file servers and printers to retailers, resellers, value added resellers, value added distributors, original equipment manufacturers, aggregators, and national or regional distributors.

Summary of Significant Accounting Policies
------------------------------------------

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of MEI and MMI, including the NetRam division of MMI ("NetRam"), from the date the agreement of merger was signed, September 30, 1997, after the elimination of intercompany accounts and transactions.

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

      The consolidated interim financial statements reflect all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998, or any other future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."

Inventories

      Inventories, which are primarily memory chips and computer components, are stated at the lower of cost (weighted average method) or market.

Revenue Recognition

      The Company recognizes revenue from product sales at the time of shipment net of expected returns.

Lines of Credit

      As of June 30, 1998, the Company had a $10,000,000 line of credit (accounts receivable credit line) expiring September 30, 1999. On the expiration date, the line shall automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or the lender on the anniversary date. As of June 30, 1998, the line bears interest at prime plus 1.5% per annum. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined accounts receivable. In addition, the line is collateralized by substantially all assets of the Company.

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

      As of June 30, 1998, the Company had a $1,000,000 line of credit (inventory credit line). The Company borrowed an initial amount of $150,000, which was repaid on March 31, 1997. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined inventories. This line of credit's remaining terms are identical to the accounts receivable credit line.

      The outstanding balance under the accounts receivable line of credit agreement at June 30, 1998 was $4,109,334. The outstanding balance under the inventory line of credit agreement at June 30, 1998 was $198,000.

Related Party Transactions

      The Company pays, on behalf of the majority stockholder of the Company, monthly lease payments for two vehicles of approximately $2,160.

      The Company pays a consulting fee of $5,000 per month to the firm Glick Morganstern for interfacing with the Company's secured financing lender and for general organizational consulting. Barry G. Morganstern, a director of the Company, is a founder and principal of Glick Morganstern.

      The Company's predecessor, Beacon Capital Investment, Inc., entered into a one year Consulting Agreement with Douglas P. Morris, a director of the Company. The Company has renewed the Consulting Agreement for the one year period beginning April 1, 1998. Over the current term of the Consulting Agreement, the Company will pay Mr. Morris $100,000.

Other Significant Transactions

      The Company experienced a reduction in orders from its largest customer as a result of quality problems in its sub-$1000 computers and a decision to reduce the Company's losses in the retail channel by selectively accepting higher margin orders. In the second quarter of 1998, this customer accounted for 20% of the revenues compared to 31% in the first quarter of 1998.

      In late April 1998 the company relocated to a new 34,000 square foot facility located in Irvine, California. The facility enables the company to perform in-house manufacturing as opposed to subcontracting the manufacturing to an outside source. During the April and May time period the company experienced production delays as a result of the start up. In addition, the company also received a high level of returns from the quality problems related to the third party contract manufacturer used in the fourth quarter 1997 and first quarter 1998.

      Each quarter, the Company makes an assessment of its expected tax rate for the year. During the quarter ended June 30, 1998, the Company determined that it does not expect to have an income tax liability at the end of the year. Additionally, there was no way to determine if it was more likely than not that the Company would be able to use its accumulated net operating losses. Therefore, for the quarter ended June 30, 1998, the Company elected to reverse the tax benefit recognized in the first quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements of the Company included in this Form 10-Q.

Forward Looking Statements

      The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information, see "Factors That May Affect Future Results" herein.

Background

      The Company manufactures and sells personal computer ("PC") systems and semiconductor memory products through its wholly-owned subsidiary, MMI. The Company develops, markets, assembles, sells and supports a wide range of high quality, high-performance desktop PC systems as well as a line of network servers under the NetRam brand name. The Company also develops markets, assembles, sells and supports a limited range of quality, low-cost basic computers for home and business under the Laguna Computer brand name. In addition, the Company offers a variety of other system components with its PC systems and network servers, including monitors, modems, audio and video cards, CD-ROM drives, hard drives, floppy drives and network cards.

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

      For the six months ended June 30, 1998 and the full year 1997, the Company's top ten customers accounted for approximately 80% and 63%, respectively, of the Company's net sales. While the Company expects to continue to be dependent upon these customers for a significant percentage of its net sales, the composition of the Company's top ten customers may change in the future. The Company has added a number of new customers in recent months, and it expects to increase its sales to both existing and new customers. In the quarter ended June 30, 1998, and in the full year 1997, the Company's net sales to its largest customer accounted for approximately 20% and 33%, respectively. The Company is striving to expand its base to include more than three large customers. International sales by the Company were minimal for both periods.

Income as a Percentage of Net Sales

      The following table sets forth certain condensed statements of income data of the Company expressed as a percentage of net sales (unaudited):

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                             1998      1997      1998      1997
                                             ----      ----      ----      ----

Net sales .............................     100.0%    100.0%    100.0%    100.0%

Cost of sales .........................      95.4      89.5      94.2      90.1
Gross Profit ..........................       4.6      10.5       5.8       9.9
Sales, general & administrative .......      16.9      11.2      13.5       8.3
Income (Loss) from operations .........     (12.3)      (.7)     (7.7)      1.6

Other income (expense), net ...........      (1.2)     (1.4)     (1.2)     (1.2)
Income (Loss) before provision for
  income taxes ........................     (13.5)     (2.1)     (8.9)       .4
Provision (Benefit) for income taxes ..       3.9       (.8)        0       (.7)
Net income (Loss) .....................     (17.4)     (1.3)     (8.9)      1.1


Results of Operations
---------------------

Three month period ended June 30, 1998 and 1997
-----------------------------------------------

Net Sales

      Consolidated net sales for the second quarter of 1998 were $8.8 million representing an increase of approximately 16% over the second quarter of 1997 net sales of $7.4 million. Net sales of computers during the second quarter of 1998 declined 44.2% to $5.3 million from $9.5 million during the first quarter ended March 31, 1998. There is no comparison to second quarter 1997 for the computers, since computer sales commenced with the acquisition of NetRam in the fourth quarter 1997 due to the extraordinary level of returns of sub-$1,000 computers and a decline in sales to the retail channel. Memory module and PC card sales declined 54% to $3.4 million from the comparable 1997 second quarter level of $7.4 million as a results of the Company's strategic shift in emphasis to computer sales and a continued decline in memory prices.

Gross Profit

      Cost of sales includes the costs of computer components, memory chips, and other components and materials purchased by the Company for its products, as well as subcontractor charges and overhead costs associated with testing and manufacturing.

      For the quarter ended June 30, 1998, gross profit decreased 48.1% to approximately $401,400 from $774,500 in same quarter of 1997. In the same periods, gross profit as a percentage of net sales decreased to 4.6% from 10.5%, respectively. The decline in gross margin was due primarily to two events. The first major event was a write down to market of on hand inventories of approximately $263,000, reflecting the impact of pricing pressures within the industry. The second factor negatively impacting gross margin was an extraordinary increase in sales returns of the Company's sub-$1000 computers. These computers were assembled by a third party contract manufacturer and do not appear to have been properly tested upon final assembly. The Company has now assumed inventory and manufacturing control in its new combined headquarters and manufacturing facility. These sales returns have in turn caused an increase in inventories.

      Gross margin on computer sales declined to 2.9% in the second quarter ended June 30, 1998 from 5.9% in the first quarter ended March 31, 1998. Factors responsible for the drop were the previously mentioned inventory adjustments which accounted for a decline of 2.3% of the second quarter 1998 margin, the higher level of returns also previously discussed, and a comparatively unfavorable sales channel mix. Sales to retailers are at much lower margins than those experienced through VAR channels. These problems were further exacerbated by the production delays associated with the start up of in-house manufacturing.

      Gross margin on memory products declined to 7.6 % in the second quarter of 1998 from 10.5% in the second quarter of 1997. The decrease is attributable to a general decline in memory prices.

Selling, General and Administrative

      Selling, general and administrative costs include all personnel costs, including salaries, commissions, performance-based bonuses and employee benefits, the costs of advertising, promotions and trade shows, and rental costs and other support costs, including utilities, insurance and professional fees. Selling, general and administrative expenses increased 79% to $1,483,022 in the three month period ended June 30, 1998 from $826,466 in the three month period ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 16.9% from 11.2%, respectively, in the same periods. Reserves for doubtful accounts increased from $175,000 as of December 31, 1997 to $783,000 as of June 30, 1998. The increase in reserves consist of $534,600 for trade receivables outstanding in excess of 90 days for disputed receivables relating to returns and price adjustments, $43,700 for outstanding trade receivables acquired in the NetRam acquisition, $60,500 for pending trade insurance claims, and the balance of $144,200 represents defective components that are to be returned to the Company upon the Company's issue of replacement components and computers awaiting evaluation.

     For the three month period ended June 30, 1998, $90,168 of goodwill related to the NetRam acquisition was amortized.

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

Other Income (Expense), Net

     Other income (expense), increased to a net expense of $102,967 in the three month period ended June 30, 1998 from a net expense of $102,069 in the three month period ended June 30, 1997. As a percentage of sales the other income (expense) decreased to 1.2% from 1.4% in those same periods. The decrease is principally due to the decrease in the credit line rate from prime plus 3% per annum in second quarter 1997 to prime plus 1.5% per annum in second quarter 1998. This decrease in rate is part of the line of credit agreement which establishes a reduction in rate upon meeting a certain minimum net worth. The Company expects that utilization of its line of credit will continue to increase as sales increase.

Provision for Income Taxes

      The Company's effective tax rate for the three month period ended June 30, 1998 and the three month period ended June 30, 1997 was 0% and 40%, respectively. Due to the loss in the six-month period ended June 30, 1998 and the expectation that the Company will not be profitable for the fiscal year end 1998, the Company elected to reverse the tax benefit recognized for the quarter ended March 31, 1998. The Company was taxed as an "S" corporation prior to March 31, 1997. Effective with the merger of the Company with Beacon Capital Investment, Inc. on March 31, 1997, the Company changed its "S" corporation status and began to be taxed as a "C" corporation at which time the Company recorded a deferred tax asset in the amount of $87,600 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

Six month period ended June 30, 1998 and 1997
---------------------------------------------

Net Sales

      Consolidated net sales for the six month period of 1998 were $22.9 million representing an increase of approximately 15% over the six month period of 1997. The primary factor contributing to this increase was the acquisition of NetRam in the fourth quarter 1997, and diversifying into the manufacturing of computers.

Gross Profit

      For the six month period ended June 30, 1998, gross profit decreased 31.6% to approximately $1.3 million from $1.9 million in the six month period ended June 30, 1997. In the same periods, gross profit as a percentage of net sales decreased to 5.8% from 9.9%, respectively. The decline in gross margin was due primarily to an extraordinary increase in sales returns of the Company's sub-$1,000 computers. These computers were assembled by a third party manufacturer and do not appear to have been properly tested upon final assembly. The Company has now assumed inventory and manufacturing control in its new combined headquarters and manufacturing facility. However, there have been production delays associated with the start up of in-house manufacturing which have contributed to a decline in gross margin. Other factors contributing to the decrease in gross margin are the unfavorable sales channel mix, and the decline in memory prices. Computers sold through the retail channel are at much lower margins than those experienced through VAR channels.

Selling, General and Administrative

      Selling, general and administrative expenses increased 94% to $3.1 million in the six month period ended June 30, 1998 from $1.6 million in the six month period ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 13.5% from 8.3%, respectively, in the same periods. As previously discussed, reserves for doubtful accounts increased from $175,000 as of December 31, 1997 to $783,000 as of June 30, 1998. See "Three
month period ended June 30, 1998 and 1997 - Selling, General and
Administrative."

     For the six month period ended June 30, 1998, $180,336 of goodwill related to the NetRam acquisition was amortized.

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

Other Income (Expense), Net

      Other income (expense) increased to a net expense of $268,057 in the six month period ended June 30, 1998 from a net expense of $234,531 in the six month period ended June 30, 1997. As a percentage of sales the other income (expense) remained the same at 1.2% of sales in those same periods.

Provision for Income Taxes

     The Company's effective tax rate for the six month period ended June 30, 1998 and the six month period ended June 30, 1997 was 0% and 158%, respectively. The Company was taxed as an "S" corporation prior to March 31, 1997. Effective with the merger of the Company with Beacon Capital Investment, Inc. on March 31, 1997, the Company changed its "S" corporation status and began to be taxed as a "C" corporation at which time the Company recorded a deferred tax asset in the amount of $87,600 in accordance with SFAS No. 109. Due to the loss in the six-month period ended June 30, 1998 and the expectation that the Company will not be profitable for the fiscal year end 1998, the Company elected to reverse the tax benefit recognized for the quarter ended March 31, 1998.

Liquidity and Capital Resources

     For the six month period ended June 30, 1998, accounts receivable declined by $1,135,630 to $5,740,865 due to the increase in reserves, as previously discussed, and the decline in net sales from first quarter 1998 sales levels.

     Since its inception, the Company has used funds generated from borrowings to support its operations, finance inventory and acquire capital equipment. In the three month period ended June 30, 1998 and the three month period ended June 30, 1997, the Company used and generated cash from operating activities of $967,300 and $26,700, respectively. As of June 30, 1998, the Company had $4,912,505 available under its principal line of credit, and working capital of $2,535,686.

     The Company has a revolving line of credit of $10,000,000 expiring on September 30, 1999 that is secured by substantially all of the Company's assets. On the expiration date the line will automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or the bank on the anniversary date. Amounts available for borrowing under the Company's existing line of credit are limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of inventory and accounts receivable. As of June 30, 1998, the outstanding balance under the accounts receivable line of credit was $4,109,334. Financial covenants set forth in the Company's line of credit agreement prohibit the Company from paying dividends where the payment of such dividends would reduce the Company's net worth below certain levels and prohibit the Company from engaging in certain transactions without lender approval.

      Capital expenditures totaled $243,900 and $57,700 in the six month periods ended June 30, 1998 and 1997, respectfully. The expenditures were primarily for office, test, warehousing and assembly equipment resulting from the Company's move to its new headquarters and manufacturing facility in late April, 1998.

      The Company is in the process of seeking additional funding to support working capital needs in support of the Company's expansion. Current cash flow from operations and the amounts available under its existing lines of credit may not be sufficient to meet its working capital and capital expenditure requirements for the next twelve months.

Factors That May Affect Future Results
--------------------------------------

      The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, the factors discussed below.

Significant Customer Concentration

      During the years ended December 31, 1996 and 1997, and in the six month period ended June 30, 1998, the Company had two major customers which accounted for approximately 50%, 42% and 47% of the Company's net sales during those periods, respectively. The amounts due from these major customers on December 31, 1996 and 1997, and on June 30, 1998 amounted to approximately $4,785,000, $5,335,000, and $3,243,000, respectively. The Company's ten largest customers accounted for 80%, 63%, and 80% of net sales in 1996 and 1997, and the six month period ended June 30, 1998, respectively. The Company expects to continue to be dependent upon those customers for a significant percentage of its sales;

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

Intense Competition

      The memory module and personal computer industries are intensely competitive. The memory module and personal computer manufacturing markets are comprised of a large number of competitive companies, several of which have achieved a substantial share of their respective markets. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the OEM memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Celestica (a division of IBM), Integrated Device Technology, Inc., Micron Electronics, Inc. (a subsidiary of Micron Technology Inc.), and Multichip Technology, Inc. (a division of Cypress Semiconductor Corporation). The Company also competes with independent memory module manufacturers, including PNY Electronics, Inc. In the computer systems reseller market for memory modules, the Company primarily competes with Kingston Technology, Inc., SMART Modular Technologies, Viking Technology, Inc. and Vision Tek. In the PC manufacturing market, the Company competes against PC manufacturers that maintain captive PC systems production capabilities, including but not limited to companies such as Compaq Computer Corporation, Packard Bell NEC. Inc., Dell Computer Corporation, Gateway 2000, Inc. and Hewlett-Packard Company. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, the Company competes and expects to continue to compete with certain of its suppliers. Those suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their integration. The Company also faces and may face competition from new and emerging companies that have recently entered or may in the future enter the markets which the Company serves. To be competitive, the Company must continue to produce products promptly, maintain quality levels, and offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margins, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

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

Risks Associated With New Facility

      The Company began operations at its new facility in late April 1998. This facility requires the expenditure of significant management resources. In addition to the usual risk of establishing a new manufacturing facility, such as installation of equipment, implementation of systems, procedures and controls and the hiring and training of qualified personnel, there are additional risks associated with this facility. The Company is expanding its business to include the process of assembling its PC systems. There can be no assurance that the Company will not experience delays and other start-up difficulties or that once the facility is fully operational that it will produce high quality and low cost memory modules and PC systems. Manufacturing and other problems which occur in connection with the commencement, expansion and integration of operations at this facility could materially adversely affect the Company's results of operations and financial condition.

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

Dependence on Semiconductor and Computer Industries

      The semiconductor industry has been characterized by cyclical market conditions. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. As a result of overproduction and lower than anticipated sales of Windows 95(R), in 1996 the price of DRAM declined by as much as 80% from the beginning of the year, resulting in much lower profit per memory unit. During 1996, 1997 and the first half of 1998, there were significant declines in DRAM and SRAM semiconductor prices and declines in Flash semiconductor prices. Price declines can have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy.

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

Dependence on Key Personnel

      The Company's future operating results depend in significant part upon the continued contributions of its senior management and sales personnel, many of whom would be difficult to replace. Of such persons, only four, including Mr. Troy D. Barnes, the Company's Chief Executive Officer, have written employment agreements with the Company. The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing and quality assurance, engineering, marketing, and sales personnel. The Company is actively recruiting such personnel. However, competition for such personnel is intense; and there can be no assurance that the Company will be successful in attracting or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in such positions, and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially adversely affect the Company's business, financial condition and results of operations.

No Assurance of Product Quality, Performance and Reliability

      The Company expects that its customers will continue to establish demanding specifications for quality, performance, reliability and delivery. For the six months ended June 30, 1998, the Company experienced significant quality problems. While the Company believes that it has resolved those problems by assuming the tasks of assembling its PC systems, there can be no assurance that such problems will not occur in the future with respect to the quality, performance, reliability and delivery of the Company's semiconductor memory or PC products. If such problems occur, the Company could experience increased costs associated with such products, delays in or cancellations or rescheduling of orders or shipments of semiconductor memory or PC products, delays in collecting accounts receivable and increases in product returns and discounts, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

      Although the Company believes that it will not suffer any material adverse effects as a result of Year 2000 issues, it has not made a formal assessment of the problem. In the event that the Company, its suppliers or customers experience a software failure, such a failure could have a material adverse impact on the Company's business, financial condition and results of operations. Similarly, if the economy as a whole should be adversely impacted by Year 2000 problems, it could have a material adverse effect on the Company's business, financial condition and results of operations.


PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of stockholders during the Company's Annual Meeting of Stockholders held July 22, 1998:

Description of Matter

1.
Election of Directors:             Votes Cast For            Withheld
----------------------             --------------            --------
Troy D. Barnes                     4,888,337                 3,354,108
Douglas P. Morris                  4,888,337                 3,354,108
Fred O. Newton                     4,880,337                 3,362,108
Barry G. Morganstern               4,880,589                 3,361,856
Anthony F. Coppola                 4,878,587                 3,363,858


2.
                                    Votes Cast                Broker Non-votes
                      -------------------------------------   ----------------
                         For         Against      Withheld
                         ---         -------      --------
Approval and          5,244,974      22,645       2,974,826         N/A
adoption of the
1998 Non-employee
Directors Stock
Option Plan.

3.
                                    Votes Cast                Broker Non-votes
                      -------------------------------------   ----------------
                         For         Against      Withheld
                         ---         -------      --------
Ratification of       5,251,274      18,845       2,972,326         N/A
appointment of
independent
accountants.


Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

                    Exhibit No.          Description
                    -----------          -----------
                    27                   Financial Data Schedule

           (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  August 14, 1998                 MILLENNIUM ELECTRONICS, INC.


                                       By: /s/ Kenneth W. Gerstner
                                          -----------------------------------
                                          Kenneth W. Gerstner, C.M.A.
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                  Page
-------------------------------------------------------------------------------
   27          Financial Data Schedule                                    28