Form 10-Q
period 1998-09-30
MILLENNIUM ELECTRONICS INC
filed 1998-11-13
CIK 884321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________


                      Commission file number: 0-22515


                        MILLENNIUM ELECTRONICS, INC.
           (Exact name of Registrant as specified in its charter)

            Nevada                                      33-0750730
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

      51 Discovery, Irvine, California                  92618
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

      Yes  ..X..    No   ....


At November 13, 1998, there were 8,282,445 shares of the Registrant's $.001 Par Value Common Stock outstanding.







                            Exhibit Index on page 30

                              TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------

PART I      FINANCIAL INFORMATION..........................................4

Item 1      Financial Statements...........................................4

    CONSOLIDATED CONDENSED BALANCE SHEETS..................................4
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME............................5
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS........................6
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS...................7
      Organization and Line of Business....................................7
    Summary of Significant Accounting Policies.............................7
      Principles of Consolidation..........................................7
      Cash and Cash Equivalents............................................7
      Interim Financial Information........................................7
      Inventories..........................................................8
      Revenue Recognition..................................................8
      Lines of Credit......................................................8
      Related Party Transactions...........................................9
      Other Significant Transactions......................................10

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operation......................................11

      Forward Looking Statements..........................................11
      Background..........................................................11
      Income as a Percentage of Net Sales.................................12
    Results of Operations.................................................13
    Three-month period ended September 30, 1998 and 1997..................13
      Net Sales...........................................................13
      Gross Profit........................................................13
      Selling, General and Administrative.................................14
      Other Income (Expense), Net.........................................14
      Provision for Income Taxes..........................................15
    Nine month Period ended September 30, 1998 and 1997 Net Sales.........15
      Gross Profit........................................................15
      Selling, General and Administrative.................................16
      Other Income (Expense), Net.........................................16

      Provision for Income Taxes..........................................17
      Liquidity and Capital Resources.....................................17
    Factors That May Affect Future Results................................18
      Significant Customer Concentration..................................18
      Intense Competition.................................................19
      Fluctuations in Operating Results...................................20
      Dependence on Limited Sources of Supply.............................21
      Risks Associated With New Facility..................................22
      Inventory Purchasing Policy.........................................22
      Management of Operations............................................22
      Dependence on Semiconductor and Computer Industries.................23
      Requirements for Response to Rapid Technological Change.............23
      Dependence on Key Personnel.........................................23
      No Assurance of Product Quality, Performance and Reliability........24
      Uncertainty Regarding Protection of Proprietary Rights..............24
      Environmental Issues................................................25
      Recently Issued Accounting Pronouncement............................26
      Year 2000...........................................................26

PART II     OTHER INFORMATION.............................................28

Item 1      Legal Proceedings.............................................28

Item 2      Changes in Securities.........................................28

Item 3      Defaults Upon Senior Securities...............................28

Item 4      Submission of Matters to a Vote of Security Holders...........28

Item 5      Other Information.............................................28

Item 6      Exhibits and Reports on Form 8-K..............................28

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

                        MILLENNIUM ELECTRONICS,  INC.
                             AND ITS SUBSIDIARY
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        9/30/98       12/31/97
                                                      (Unaudited)     (Audited)
                                     ASSETS
Current assets
  Cash & Cash Equivalents                             $         0   $   211,273
  Accounts receivable, net of an allowance for
  doubtful accounts of $1,636,891 and $175,000
    respectfully                                        2,947,258     6,876,495
  Stock Subscription Receivable                                 0     1,494,366
  Inventories-net of reserve                            1,316,591     1,541,666
  Prepaid expenses                                         75,275       100,139
  Income Taxes Receivable                                 104,924       163,719
  Deferred Tax Asset                                      125,000       125,000
  Other current assets                                     93,197        57,551
                                                      -----------   -----------
        Total current assets                            4,662,245    10,570,209

Furniture and equipment, net                              481,785       147,675
Other assets                                               90,313        97,735
Excess cost over fair value of net assets acquired, net of
  accumulated amortization of $337,032 and $84,258
  respectfully                                          2,022,163     2,274,937
                                                      -----------   -----------
        Total assets                                  $ 7,256,506   $13,090,556
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Lines of credit                                     $ 2,808,334   $ 4,877,286
  Accounts payable and accrued liabilities              1,914,189     1,317,229
                                                      -----------   -----------
        Total current liabilities                       4,722,523     6,194,515

Long Term Liabilities
  Deferred income taxes                                    25,000        25,000
                                                      -----------   -----------

Stockholders' equity Common stock, par value .001:
  25,000,000 shares authorized,
  8,282,445 and 8,167,150
  shares issued and outstanding                             8,283         8,167
    Treasury Stock                                        (50,000)            0
    Additional Paid Capital                             6,926,984     6,575,359
    Retained earnings (accumulated deficit)            (4,376,284)      287,515
                                                      -----------   -----------
        Total stockholders' equity                      2,508,983     6,871,041
                                                      -----------   -----------
        Total liabilities and stockholders' equity      7,256,506   $13,090,556
                                                      ===========   ===========

See the accompanying notes to these consolidated condensed financial statements

                            MILLENNIUM ELECTRONICS, INC.
                                 AND ITS SUBSIDIARY
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (Unaudited)

                                                          3 Months Ended                  9 Months Ended
                                                            September 30                   September 30
                                                  ----------------------------    -----------------------------
                                                       1998            1997            1998            1997

Net sales                                         $  7,136,624    $ 16,615,046    $ 30,048,214    $ 36,586,973

Cost of sales                                        7,284,053      14,707,502      28,874,195      32,700,813
                                                  ------------    ------------    ------------    ------------
Gross profit                                          (147,429)      1,907,544       1,174,019       3,886,160

Selling, general and administrative expenses         2,333,909       1,294,731       5,434,401       2,949,131
                                                  ------------    ------------    ------------    ------------
Income (Loss)from operations                        (2,481,338)        612,813      (4,260,382)        937,029
                                                  ------------    ------------    ------------    ------------
Other income (expense)
    Other income                                         1,101             896           1,906          19,667
    Other expenses                                    (136,462)       (178,820)       (405,324)       (432,122)
                                                  ------------    ------------    ------------    ------------
Income (Loss) before provision for income taxes     (2,616,699)        434,889      (4,663,800)        524,574

Provision (Benefit) for Income taxes
    Current                                                  0         263,600               0         177,171
    Deferred                                                 0         (89,600)              0        (145,200)
                                                  ------------    ------------    ------------    ------------
Net income                                        $ (2,616,699)   $    260,889    $ (4,663,800)   $    492,603
                                                  ============    ============    ============    ============

Basic earnings (loss) per share                           (.32)   $        .03            (.58)   $        .07
                                                  ============    ============    ============    ============
Diluted earnings (loss) per share                         (.32)   $        .03            (.58)   $        .07
                                                  ============    ============    ============    ============
Weighted average shares outstanding                  8,282,445       7,953,985       8,105,550       7,285,046
                                                  ============    ============    ============    ============

 See the accompanying notes to these consolidated condensed financial statements

                   MILLENNIUM ELECTRONICS, INC. AND ITS SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      For the Nine Months Ended September 30

                                                        9/30/98       12/31/97
                                                      (Unaudited)     (Audited)

Cash flows from operating activities
  Net income (loss)                                   $ 4,663,800)  $   492,603
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities
    Deferred income taxes                                       0      (145,200)
    Depreciation and amortization                         299,028        18,160
    (Increase) decrease in
      Accounts receivable                               3,929,237    (3,209,295)
      Inventories                                         225,075    (1,011,508)
      Income tax receivable                                58,795             0
      Prepaid expenses & other assets                      (3,360)      (39,054)

    Increase (decrease) in
      Accounts payable and accrued liabilities            596,960       478,352
      Income Tax Payable                                        0       144,708
                                                      -----------   -----------
    Net cash (used in) provided by operating
      activities                                          441,936    (3,271,232)
                                                      -----------   -----------
Cash flows from investing activities
  Acquisition of Beacon, net of cash acquired                   0       513,534
  Acquisition of NetRam, net of cash acquired                   0       381,712
  Due to others                                                 0       (80,000)
  Acquisition of furniture and equipment                 (380,364)      (87,465)
  Repayment (issuance) of note receivable to
    stockholder                                                 0       151,339
                                                      -----------   -----------
    Net cash (used in) provided by investing
      activities                                         (380,364)      879,120
                                                      -----------   -----------

Cash flows from financing activities
  Net proceeds (payments) from line of credit facility (2,068,952)   (2,280,968)
  Increase (decrease) in book overdraft                         0      (191,742)
  Distributions to "S" corporation stockholders                 0      (626,765)
  Proceeds from  Private Placement                      1,846,107     2,983,997
  Offering Cost and Commissions                                 0      (439,868)
  Proceeds from (payments on) stockholder loan                  0      (298,811)
  Common stock repurchased                                (50,000)            0
                                                      -----------   -----------
    Net cash provided by (used in) financing
      activities                                         (272,845)    3,707,779
                                                      -----------   -----------
       Net change                                        (211,273)    1,315,667

Cash at beginning of period                               211,273             0
                                                      -----------   -----------
Cash at end of period                                 $         0   $ 1,315,667
                                                      ===========   ===========

 See the accompanying notes to these consolidated condensed financial statements

                        MILLENNIUM ELECTRONICS, INC.
                             AND ITS SUBSIDIARY
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                      Organization and Line of Business
                      ---------------------------------

      Millennium Electronics, Inc. ("MEI" or the "Registrant") was incorporated in Nevada on February 13, 1997 with the intention of being a holding company. MEI, through its wholly owned subsidiary, Millennium Memory, Inc. ("MMI" and together with Registrant, the "Company"), is primarily engaged in the manufacture and distribution of computers to value added resellers ("VARs"). In addition, the Company is engaged in manufacturing, through subcontractors, and distribution of Dynamic Random Access Memory ("DRAM"), memory upgrade components for personal computers, laptops, and notebook computers, file servers and printers to retailers, resellers, value added resellers, value added distributors, original equipment manufacturers, aggregators, and national or regional distributors.

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

      The consolidated interim financial statements reflect all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998, or any other future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."

Inventories
-----------

      Inventories, which are primarily memory chips and computer components, are stated at the lower of cost (weighted average method) or market.

Revenue Recognition
-------------------

      The Company recognizes revenue from product sales at the time of shipment net of expected returns, price protection, market development funds and discounts.

Lines of Credit
---------------

      As of September 30, 1998, the Company had a $10,000,000 line of credit (accounts receivable credit line) expiring September 30, 1999. On the expiration date, the line shall automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or the lender on the anniversary date. As of September 30, 1998, the line bears interest at the default rate of prime plus 5.0% per annum. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined accounts receivable. In addition, the line is collateralized by substantially all assets of the Company. The Company's outstanding loan amount as of September 30, 1998 exceeds the dollar and percentage limitations of the loan agreement as a result of a Chapter 7 filing of a major customer, causing the company to be in an overadvanced position. The Company must pay a fee of $500 for each day such overadvance remains outstanding, such fee being payable daily in addition to all other fees and amounts owed.

      The debt agreement contains certain restrictions and covenants that prohibit the Company from entering into certain transactions without lender approval and also limits distributions to stockholders. In addition, the Company is required to make a credit facility fee payment of $3,500 per quarter in advance, and a $50,000 loan fee became payable on the third anniversary date (September 1998). The Company is negotiating the terms for payment of the loan fee and the forbearance fee. The $50,000 loan fee is being accrued over the term of the agreement and the forbearance fee of $25,000 was accrued at the end of

September 1998. The Company was in violation of its net worth covenant on July 31, 1998 thereby causing a default interest rate of 13.5% to become effective. An additional $25,000 forbearance fee was also assessed against the Company and was accrued at September 30, 1998.

      As of September 30, 1998, the Company had a $1,000,000 line of credit (inventory credit line). The Company borrowed an initial amount of $150,000, which was repaid on March 31, 1997. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined inventories. This line of credit's remaining terms are identical to the accounts receivable credit line.

      The outstanding balance under the accounts receivable line of credit agreement at September 30, 1998 was $2,688,899. The outstanding balance under the inventory line of credit agreement at September 30, 1998 was $119,435.

Related Party Transactions
--------------------------

      The Company pays, on behalf of the majority stockholder of the Company, monthly lease payments for one vehicle of approximately $1,433. The automobile lease expires November 11, 1998 and the Company does not anticipate entering into another automobile lease for the near term.

      The Company paid a consulting fee of $5,000 per month to the firm of Glick Morganstern for interfacing with the Company's secured financing lender and for general organizational consulting through July 1998. In August 1998, this fee was reduced to $3,000 per month. Barry G. Morganstern, a director of the company, is a founder and principal of Glick Morganstern.

      In April 1988, the Company provided a $10,000 loan to Barry G. Morganstern. The loan is evidenced by a promissory note and bears interest at 1.5% above the prime rate. The Principal under this note is due and payable on or before April 30, 1999. Accrued interest is payable quarterly in arrears commencing June 1, 1998, and continuing on the first day of each succeeding calendar quarter.

      In March 1998, the Company provided a $25,000 loan to Daniel Glick, a former director of the company and a founder and principal of Glick Morganstern. The loan is evidenced by a promissory note and bears interest at 1.5% above prime rate. The principal under this note is due and payable on or before December 31, 1998. Accrued interest is payable quarterly in arrears commencing June 1, 1998 and continuing on the first day of each succeeding calendar quarter.

      The Company's predecessor, Beacon Capital Investment, Inc., entered into a one-year consulting agreement for capital markets advice with Douglas P. Morris, a director of the Company (the "Consulting Agreement"). The Company renewed the Consulting Agreement for the one-year period beginning April 1, 1998. Over the current term of the Consulting Agreement, the Company will pay Mr. Morris $87,333 as opposed to $100,000 as originally agreed upon pursuant to the Consulting Agreement.

Other Significant Transactions
------------------------------

      The Company received notice on November 3, 1998 from a major retail customer of its decision to seek relief under Chapter 7 of the United States Bankruptcy Code. This customer's accounts receivable balance at September 30, 1998 was $651,219. A bad debt reserve has been established for this amount in the quarter ending September 30, 1998. This customer accounted for 10% of the sales during the third quarter of 1998 and 24% and 20% in the first and second quarters of 1998, respectively. There were no sales to this customer during 1997.

      During the third quarter, the Company experienced a major decrease in orders from its largest customer as a result of a decision to reduce the Company's involvement in the retail channel by selectively accepting only higher margin orders. In the third quarter of 1998, this customer accounted for 8% of the revenues compared to 20% and 31% in the second and first quarter of 1998, respectively.

      In late April 1998, the Company relocated to a new 34,000 square foot facility located in Irvine, California. The facility enables the Company to perform in-house manufacturing as opposed to subcontracting the manufacturing to an outside source. During April and May, the Company experienced production delays as a result of the start up. In addition, the Company also received a high level of returns during the second and third quarters of 1998 from quality problems related to the introduction of a sub-$1,000 computer. The Company believes the third party contract manufacturer failed to properly test these units in the fourth quarter 1997 and first quarter 1998.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation
         ------------

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements of the Company included in this Form 10-Q.

Forward Looking Statements
--------------------------

      The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by those sections. The actual future results of the Company could differ materially from those projected in the forward-looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward-looking information, see "Factors That May Affect Future Results" herein.

Background
----------

      The Company manufactures and sells personal computer ("PC") systems and semiconductor memory products through its wholly owned subsidiary, MMI. The Company develops, markets, assembles, sells and supports a wide range of high quality, high-performance desktop PC systems as well as a line of network servers under the NetRam brand name. The Company has also developed, marketed, assembled, sold and supported a limited range of quality, low-cost basic computers for home and business. In addition, the Company offers a variety of other system components with its PC systems and network servers, including monitors, modems, audio and video cards, CD-ROM drives, hard drives, floppy drives and network cards.

      The Company also manufactures, through subcontractors, and distributes DRAM memory upgrade components for PC's, laptop and notebook computers, file servers and printers to select retailers, resellers, value added resellers ("VARs"), value added distributors ("VADs"), original equipment manufacturers ("OEMs"), aggregators and national or regional distributors.

      MMI effectively commenced operations in April of 1995 focusing on the manufacture, through subcontractors, and sale of standard memory modules. In 1997, the Company began manufacturing and selling computer systems, which are manufactured on a pre-sold basis and were sold primarily to the Company's three largest customers. In September 1997, the Company expanded its sales of PC Computer Systems with the acquisition by merger of NetRam Components, Inc., a California corporation ("NetRam"). Following the merger, NetRam became a division of MMI. NetRam manufactures and distributes PC computer systems to both wholesale and retail markets. However, in response to a decline in sales, caused, in part, by the decision a major customer to seek relief under Chapter 7 of the U.S. Bankruptcy Code, the Company has decided to focus on sales to VARs.

      For the nine months ended September 30, 1998 and the full year 1997, the Company's top ten customers accounted for approximately 73% and 63%, respectively, of the Company's net sales. The Company expects these customers to make up a smaller percentage of its net sales and the composition of the Company's top ten customers to change in the future. The Company has added a number of new customers in recent months, and it expects to increase its sales to VARs. In the quarter ended September 30, 1998, and in the full year 1997, the Company's net sales to its largest customer accounted for approximately 20% and 33%, respectively. The Company is striving to expand its base to include more than three large customers. International sales by the Company were minimal for both periods.

Income as a Percentage of Net Sales
-----------------------------------

      The following table sets forth-certain condensed statements of income data of the Company expressed as a percentage of net sales (unaudited):

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                         1998      1997      1998      1997
                                       ------------------   -----------------

Net sales                                100.0%    100.0%    100.0%    100.0%
Cost of sales                            102.1      88.5      96.1      89.4
Gross Profit                              (2.1)     11.5       3.9      10.6
Sales, general & administrative           32.7       7.8      18.1       8.0
Income (Loss) from operations            (34.8)      3.7     (14.2)      2.6

Other income (expense), net               (1.9)     (1.1)     (1.3)     (1.1)
Income (Loss) before provision for
      income taxes                       (36.7)      2.6     (15.5)      1.5
Provision (Benefit) for income taxes        .0      (1.0)      0         (.2)
Net income (Loss)                        (36.7)      1.6     (15.5)      1.3

Results of Operations
---------------------

Three-month period ended September 30, 1998 and 1997
----------------------------------------------------

Net Sales
---------

      Consolidated net sales for the third quarter of 1998 were $7.1 million representing a decrease of approximately 57% over the third quarter of 1997 net sales of $16.6 million. The reduction in sales is directly related to the strategic shift from memory sales to computer manufacturing and a continued decline in memory prices. There is no comparison to third quarter 1997 for computer sales, since computer sales commenced with the acquisition of NetRam in the fourth quarter 1997.

Gross Profit
------------

      Cost of sales includes the costs of computer components, memory chips, and other components and materials purchased by the Company for its products, as well as overhead costs associated with testing, warehousing and assembly.

      For the quarter ended September 30, 1998, gross profit decreased 103% to approximately $(147,429) from $1,907,544 in same quarter of 1997. In the same periods, gross profit as a percentage of net sales decreased to (2.1%) from 11.5%, respectively. The decline in gross profit was primarily related to the rework and sale of refurbished sub-$1000 computers at below cost, inventory related adjustments, and the continuing impact from pricing pressures within the industry. The sub-$1000 computers were originally assembled by a third party contract manufacturer and do not appear to have been properly tested upon final assembly. The Company has now assumed inventory and manufacturing control in its new combined headquarters and manufacturing facility. The fixed cost associated with this new facility is also negatively impacting the gross margin due to the significant decline in the Company's computer manufacturing volume.

      Gross profit on computer sales declined to (6.0)% in the third quarter ended September 30, 1998 from 2.9% in the second quarter ended June 30, 1988 and 5.9% in the first quarter ended March 31, 1998. Factors responsible for the drop were inventory valuation adjustments which accounted for a decline of 2.3% of the second quarter 1998 margin and the higher level of returns also previously discussed. These problems were further exacerbated by the production delays associated with the start up of in-house manufacturing.

      Gross profit on memory products declined to 9.1% in the third quarter of 1998 from 11.5% in the third quarter of 1997. The decrease is attributable to a general decline in memory prices.

Selling, General and Administrative
-----------------------------------

      Selling, general and administrative expenses include all personnel costs, including salaries, commissions, performance-based bonuses and employee benefits, the costs of advertising, promotions and trade shows, and rental costs and other support costs, including utilities, insurance and professional fees. Selling, general and administrative expenses increased 80% to $2,333,909 in the three-month period ended September 30, 1998 from $1,294,731 in the three-month period ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 32.7% from 7.8%, respectively, in the same periods.

      The increase in selling, general and administrative expenses are the result of several factors. First, reserves for doubtful accounts increased from $175,000 as of December 31, 1997 to $1,636,891 as of September 30, 1998. The
balance in the reserve consists of $651,219 for the Chapter 7 filing of a major retailer, $707,466 for trade receivables outstanding in excess of 90 days for disputed receivables relating to returns and price adjustments primarily in the retail channel, $107,056 for outstanding trade receivables and a note receivable in the NetRam acquisition, and the balance of $171,150 represents defective components that are to be returned to the Company upon the Company's issue of replacement components and computers awaiting evaluation.

      In addition, for the three month period ended September 30, 1998, $90,168 of goodwill related to the NetRam acquisition was amortized.

      Other expense level increases stem from an increase in upper management to accompany the growth of the Company, additional legal, accounting and public relations expenses which result from being a public company and increases in selling expenses attributable to the shift in emphasis from semiconductor memory products to PC computers.

Other Income (Expense), Net
---------------------------

      Other income (expense), decreased to a net expense of $135,361 in the three-month period ended September 30, 1998 from a net expense of $177,924 in the three-month period ended September 30, 1997. As a percentage of sales the other income (expense) increased to 1.9% from 1.1% in those same periods. The decrease is primarily related to the lower balances outstanding on the Company's lines of credit, offset, in part, by the increases in interest rates on the Company's lines of credit. The credit line rate increased from prime plus 3% per annum in second quarter 1997 to prime plus 5.0% per annum in third quarter 1998. This increase in rate is part of the line of credit agreement, which establishes a higher rate for defaulting on a certain minimum net worth covenant. The Company expects that utilization of its line of credit will increase as sales increase.

Provision for Income Taxes
--------------------------

      The Company's effective tax rate for the three month period ended September 30, 1998 and the three month period ended June 30, 1997 was 0% and 40%, respectively. Due to the loss in the nine-month period ended September 30, 1998 and the expectation that the Company will not be profitable for the fiscal year end 1998, the Company elected to not recognize a tax benefit for the quarter ended September 30, 1998. The Company was taxed as an "S" corporation prior to March 31, 1997. Effective with the merger of the Company with Beacon Capital Investment, Inc. on March 31, 1997, the Company changed its "S" corporation status and began to be taxed as a "C" corporation at which time the Company recorded a deferred tax asset in the amount of $87,600 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

Nine month Period ended September 30, 1998 and 1997 Net Sales
-------------------------------------------------------------

      Consolidated net sales for the nine-month period of 1998 were $30.1 million representing a decrease of approximately 18% over the nine-month period of 1997. The reduction in sales is directly related to the strategic shift from memory sales to computer manufacturing and a continued decline in memory prices. There is no comparison to 1997 for computer sales, since computer sales commenced with the acquisition of NetRam in the fourth quarter of 1997.

Gross Profit
------------

      For the nine-month period ended September 30, 1998, gross profit decreased 70% to approximately $1.2 million from $3.9 million in the nine-month period ended September 30, 1997. In the same periods, gross profit as a percentage of net sales decreased to 4.4% from 10.6%, respectively. The retail channel was employed heavily during the first half of the year as a marketing tool to gain NetRam brand recognition. The retail channel is characterized by thin margins resulting from intense competition, discounts, price protection, and high unit return levels. In August 1998, the company announced a change in strategic direction of focusing its efforts in the VAR channel and to selectively pursue the retail channel. The decline in computer gross profit was also impacted during this period by a failed introduction of a sub-$1,000 computer into the retail channel due to quality related issues resulting in a higher level of product returns and associated rework cost. In April 1998, the Company assumed inventory and manufacturing control in its new combined headquarters and manufacturing facility. However, there have been production delays associated with the start up of in-house manufacturing which have also contributed to a decline in gross profit. Another factor contributing to the decrease in gross profit has been a decline in memory prices.

Selling, General and Administrative
-----------------------------------

      Selling, general and administrative expenses increased 86% to $5.4 million in the nine-month period ended September 30, 1998 from $2.9 million in the nine -month period ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 18.1% from 8.0%, respectively, in the same periods.

      The increase in selling, general and administrative expenses is the result of several factors. As previously discussed, reserves for doubtful accounts increased from $175,000 as of December 31, 1997 to $1,636,891 as of September 30, 1998. See "Three month period ended September 30, 1998 and 1997 - Selling, General and administrative."

      In addition, for the nine-month period ended September 30, 1998, $270,504 of goodwill related to the NetRam acquisition was amortized.

      Other expense level increases stem from an increase in upper management to accompany the current growth of the Company, additional legal, accounting and public relations expenses which result from being a public company and increases in selling expenses attributable to the shift in emphasis from semiconductor memory products to PC computers.

Other Income (Expense), Net
---------------------------

      Other income (expense) decreased to a net expense of $403,418 in the nine-month period ended September 30, 1998 from a net expense of $412,455 in the nine-month period ended September 30, 1997. As a percentage of sales the other income (expense) increased to 1.3% of sales from 1.1% of sales in those same periods. As previously discussed, the decrease is primarily related to the lower balance outstanding on the Company's lines of credit. That decrease is offset, in part, by the credit line rate increase from prime plus 3% per annum in second quarter 1997 to prime plus 5.0% per annum in third quarter 1998. This increase in rate is part of the line of credit agreement, which establishes a higher rate for defaulting on a certain minimum net worth covenant. See "Three month period ended September 30, 1998 and 1997 - Other Income (Expense), Net."

Provision for Income Taxes
--------------------------

      The Company's effective tax rates for the nine-month period ended September 30, 1998 and the nine-month period ended September 30, 1997 were 0% and 6%, respectively. The Company was taxed as an "S" corporation prior to March 31, 1997. Effective with the merger of the Company with Beacon Capital Investment, Inc. on March 31, 1997, the Company changed its "S" corporation status and began to be taxed as a "C" corporation at which time the Company recorded a deferred tax asset in the amount of $87,600 in accordance with SFAS No. 109. Due to the loss in the nine-month period ended September 30, 1998 and the expectation that the Company will not be profitable for the fiscal year end 1998, the Company elected to not recognize a tax benefit for the year.

Liquidity and Capital Resources
-------------------------------

      For the nine-month period ended September 30, 1998 accounts receivable declined by $3,929,238 to $2,947,258 due to the increase in reserves, as previously discussed, and the decline in net sales.

      Since its inception, the Company has used funds generated from borrowings to support its operations, finance inventory and acquire capital equipment. In the nine-month period ended September 30, 1998 and the nine-month period ended September 30, 1997, the Company generated cash from operating activities of $441,936 and used $3,271,232, respectively. In the nine-month period ended September 30, 1998, the Company decreased its accounts receivable and inventory in connection with the decline in sales. In contrast, in the nine-month period ended September 30, 1997, the Company increased its accounts receivable and inventory in connection with the increase in sales.

      The Company has a revolving line of credit of $10,000,000 expiring on September 30, 1999 that is secured by substantially all of the Company's assets. On the expiration date the line will automatically and continuously renew for successive additional terms of one year unless terminated at the option of the Company or the lender on the anniversary date. Amounts available for borrowing under the Company's existing line of credit are limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of inventory and accounts receivable. As of September 30, 1998, the outstanding balance under the accounts receivable line of credit and inventory line of credit was $2,808,334. Financial covenants set forth in the Company's line of credit agreement prohibit the Company from paying dividends where the payment of such dividends would reduce the Company's net worth below certain levels and prohibit the Company from engaging in certain transactions without lender approval. As of September 30, 1998 the Company had $2,487,005 available under its principal line of credit and was overadvanced on its available credit line by $321,329. The Company has worked out an arrangement with its lender to eliminate the overadvanced position during the fourth quarter.

      Capital expenditures totaled $380,364 and $87,465 in the nine-month periods ended September 30, 1998 and 1997, respectively. The expenditures were primarily for office, test, warehousing and assembly equipment resulting from the Company's move to its new headquarters and manufacturing facility in late April, 1998.

      The Company is in the process of seeking additional funding to support working capital needs in support of the Company's operations. Current cash flow from operations and the amounts available under its existing lines of credit may not be sufficient to meet its working capital and capital expenditure requirements for the next twelve months.

Factors That May Affect Future Results
--------------------------------------

      The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, the factors discussed below.

Significant Customer Concentration
----------------------------------

      During the years ended December 31, 1996 and 1997, and in the nine-month period September 30, 1998, the Company had two major customers which accounted for approximately 50%, 42% and 40% of the Company's net sales during those periods, respectively. A third major customer was added in 1998 which accounted for approximately 18% of the Company's net sales. On November 3, 1998, this customer notified the Company of its intention to liquidate under Chapter 7. The amounts due from these major customers on December 31, 1996 and 1997 and on September 30, 1998 amounted to approximately $4,785,000, $5,335,000, and $2,243,000, respectively. The Company's ten largest customers accounted for 80%, 63%, and 73% of net sales in 1996 and 1997, and the nine-month period ended September 30, 1998, respectively. In keeping with the Company's strategy of withdrawal from the retail channel and focusing on VARs, the Company is reducing and intends to continue to reduce sales to these customers.

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

Intense Competition
-------------------

      The memory module and PC industries are intensely competitive. The memory module and personal computer manufacturing markets are comprised of a large number of competitive companies, several of which have achieved a substantial share of their respective markets. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the OEM memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Celestica (a division of IBM), Integrated Device Technology, Inc., Micron Electronics, Inc. (a subsidiary of Micron Technology Inc.), and Multichip Technology, Inc. (a division of Cypress Semiconductor Corporation). In the computer systems reseller market for memory modules, the Company primarily competes with Kingston Technology, Inc., SMART Modular Technologies, Viking Technology, Inc. and Vision Tek. In the PC manufacturing market, the Company competes against PC manufacturers that maintain captive PC systems production capabilities, including but not limited to companies such as Compaq Computer Corporation, Packard Bell NEC. Inc., Dell Computer Corporation, Gateway 2000, Inc. and Hewlett-Packard Company. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, the Company competes and expects to continue to compete with certain of its suppliers. Those suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their integration. The Company also faces and may face competition from new and emerging companies that have recently entered or may in the future enter the markets, which the Company serves. To be competitive, the Company must continue to produce products promptly, maintain quality levels, and offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margins, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

Fluctuations in Operating Results
---------------------------------

      The Company's results of operations and gross margins have in the past fluctuated significantly and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may affect in the future the Company's results of operations include the inability to procure required components, adverse changes in the mix of products sold by the Company, fluctuating market demand for and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, patterns of spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines, unexpected product returns, pricing adjustments and disputes, defective components, the Chapter 7 filing of a major customer, start-up costs and delays related to bringing assembly "in-house" rather than relying on sub-contractors and cycles in the Company's targeted markets. Other factors which may affect the Company's results of operations in the future include the loss of a principal customer or the short term loss of a customer due to product inventory accumulation by the customer (such as occurred in the second quarter of 1997 and the first quarter of 1998), the ability to volume produce products and meet customer requirements, the timing of expenditures in anticipation of increased sales, and regulatory changes.

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

      The Company expects to increase sales of PC systems. Except for sales to retailers, the margins associated with the sale of the Company's PC systems are higher than those associated with the Company's semiconductor memory products. Accordingly, the Company's ability to maintain or increase net sales will be, in part, dependent upon its ability to transition from primarily selling semiconductor memory products and PC systems to retailers to primarily selling PC systems to VARs. Declining selling prices of its PC systems to retailers have had a material adverse effect on the Company's gross margins. There can be no assurance that the Company will be able to successfully change its focus from selling semiconductor memory products and PC systems to retailers to selling PC systems to VARs, reduce its cost per units of its PC products or increase the unit sales volumes of its PC systems.

      The Company's results of operations may also be affected by inflation and the value of the United States dollar due to the fact that the Company purchases components from foreign suppliers. Fluctuations in the value of the United States dollar in relation to foreign currencies could increase the cost of certain components for the Company's products.

      There can be no assurance that the Company will maintain or increase its current level of net sales in the future. Accordingly, there can be no assurance that the Company will be able to be profitable or that it will not sustain losses in future periods. The Company believes that the period-to-period comparisons of the Company's financial results should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future quarter, as in the current quarter, the Company's operating results will be below the expectations of public market analysts and investors.

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

Risks Associated With New Facility
----------------------------------

      The Company began operations at its new facility in late April 1998. This facility requires the expenditure of significant management resources. In addition to the usual risk of establishing a new manufacturing facility, such as installation of equipment, implementation of systems, procedures and controls and the hiring and training of qualified personnel, there are additional risks associated with this facility. The Company has expanded its business to include the process of assembling its PC systems. Manufacturing and other problems which occur in connection with the commencement, expansion and integration of operations at this facility, have had a material adverse affect on the Company's results of operations and financial condition.

Inventory Purchasing Policy
---------------------------

      The Company's current policy is to purchase its inventory only if it has been pre-sold. The non-anticipatory purchasing policy exposes the Company to the risk that it will either not be able to receive inventory in a timely manner or will have to pay a higher price for such inventory. Accordingly, there can be no assurance that the Company's purchasing policy will be profitable.

Management of Operations
------------------------

      The Company has significantly expanded its operations since its inception. Management of current operations has resulted in a significant strain on the Company's personnel. The Company's ability to manage operations will depend upon improving of its accounting and other internal management systems, procedures and controls. There can be no assurance that significant problems in those areas will not occur or that the Company will develop such improvements to such systems, procedures and controls. Any failure to improve those systems, procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Semiconductor and Computer Industries
---------------------------------------------------

      The semiconductor industry has been characterized by cyclical market conditions. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. As a result of overproduction and lower than anticipated sales of Windows 95(R), in 1996 the price of DRAM declined by as much as 80% from the beginning of the year, resulting in much lower profit per memory unit. During 1996, 1997 and the first half of 1998, there were significant declines in DRAM and SRAM semiconductor prices and declines in Flash semiconductor prices. Price declines can have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy.

      From time to time, the computer industry, like the semiconductor industry, has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor or computer industries or particular segments within the semiconductor or computer industries, such as the market for memory products, could have a material adverse affect on the Company's sales and results of operations.

Requirements for Response to Rapid Technological Change
-------------------------------------------------------

      The semiconductor and computer industries are subject to rapid technological change, short product life cycles, and frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to provide technologically advanced products, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

Dependence on Key Personnel
---------------------------

      The Company's future operating results depend in significant part upon the contributions of its senior management and sales personnel. Of such persons, only Mr. Troy D. Barnes, the Company's Chief Executive Officer, has a written employment agreement with the Company. The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing and quality assurance, engineering, marketing, and sales personnel. Competition for key personnel is intense; and there can be no assurance that the Company will be successful in attracting or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in key positions, and it may be increasingly difficult for the Company to hire such persons over time. The Company's current losses may increase the difficulty in hiring key personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could have a material adverse affect on the Company's business, financial condition and results of operations.

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

      In the semiconductor and computer industries, it is typical for companies to receive notices from time to time alleging infringement on intellectual property rights. While there is currently no pending intellectual property litigation involving the Company, the Company may from time to time in the future be notified of claims alleging infringement of third party intellectual property rights. There can be no assurance that third parties will not in the future pursue claims against the Company with respect to the alleged infringement of third party intellectual property rights. Litigation may be necessary to protect the Company's intellectual property rights, to determine the validity of and scope of the proprietary rights of others, or to defend against third party claims of invalidity. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

      There can be no assurance that infringement, invalidity, right to use or ownership claims of third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. If any claims or actions are asserted against the Company, the Company may seek to obtain a license for third party intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license for third party technology or marks used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or bearing a disputed mark. Should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could have a material adverse affect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

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

      The FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have a material affect on the Company's financial statements.

Year 2000
---------

      The Company has only made a preliminary assessment of Year 2000 issues relating to its internal software. Generally, "Year 2000 issues" refers to problems that may arise due to the inability of some computer software to distinguish between the early part of the present century and the early part of the next because the software only uses two digits to identify the year. Thus, 2001 would be indistinguishable from 1901. The Company believes that there are three possible ways that it could be impacted by this problem. First, the Company's internal software could fail. If the Company's software should fail it might disrupt accounting, inventory control, order processing and similar tasks. Although it has not made an assessment of its software, the Company does not believe that its internal software is susceptible to Year 2000 problems. The Company believes that its internal software is Year 2000 compliant. The Company believes that even if its software should fail, remediation would not create a material expense.

      The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers and customers. Although the Company has not made a formal inquiry, the Company does not believe that either its suppliers or customers could not continue to conduct business even in the face of Year 2000 problems. In addition, the Company believes that its customers and suppliers are sufficiently sophisticated computer users that they will not experience significant problems, either by remediation or because they are already using software which can make the distinction between centuries. In the event that either its suppliers or customers should experience software failure, the Company believes that the impact of either eventuality would not be material to the Company.

      The third possible threat posed to the Company by Year 2000 issues is one of a general downturn in the economy due to software failures.

      Although the Company believes that it will not suffer any material adverse effects as a result of Year 2000 issues, it has only made a preliminary assessment of the problem as it relates to its internal software. In the event that the Company, its suppliers or customers experience a software failure, such a failure could have a material adverse impact on the Company's business, financial condition and results of operations. Similarly, if the economy as a whole should be adversely impacted by Year 2000 problems, it could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II  - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

            None.

Item 2.     Changes in Securities
            ---------------------

            None

Item 3.     Defaults Upon Senior Securities

            -------------------------------
            The Company's outstanding loan amount under its accounts receivable line of credit as of September 30, 1998 exceeds the dollar and percentage limitations of the loan agreement as a result of a Chapter 7 filing of a major customer, causing the Company to be in an overadvanced position. As of September 30, 1998 the Company had $2,487,005 available under its principal line of credit and was overadvanced on its available credit line by $321,329.

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

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)   Exhibits
                  --------

                  Exhibit No.       Description
                  -----------       -----------
                  27                Financial Data Schedule

            (b)   Reports on form 8-K

                  -------------------
                  None.

                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November 13, 1998            MILLENNIUM ELECTRONICS, INC.


                                    By:   /s/ Kenneth W. Gerstner
                                          --------------------------
                                          Kenneth W. Gerstner, C.M.A.
                                          Chief Financial Officer

                                EXHIBIT INDEX

Exhibit                   Description                             Page
-------                   -----------                             ----

  27                      Financial Data Schedule                  31