Form 10KSB
period 2000-12-31
MILLENNIUM ELECTRONICS INC
filed 2002-09-04
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-22515

                          MILLENNIUM ELECTRONICS, INC.
                          ----------------------------
           (Name of Small Business Issuer as specified in its charter)

           Nevada                                                33-0750730
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S.employer
incorporation or organization)                               identification No.)

                              130 East Main Street
                                 Heber City, UT
                                   (Zip Code)
                                      84032
                                      -----
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (435) 654-3774

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.001 Par Value Common Stock

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes No X ; (1) Yes X No _

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _______.

     The Issuer's revenues for the fiscal year ended December 31, 2000 were $-0-.

     As of August 15, 2002,5,376,131 shares of the Issuer's common stock were issued and outstanding of which 3,659,581 were held by non-affiliates. As of August 15, 2002, there was no market for the Issuer's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Millennium Electronics, Inc., is a Nevada corporation which is currently inactive. We were originally formed November 13, 1991 under the laws of the State of Delaware to acquire or merge with another operating company or another entity or to acquire a technology or other asset. In 1997, we acquired Millennium Memory, Inc., a privately held California corporation ("MMI"). In connection with our acquisition of MMI, we changed our domicile from the State of Delaware to the State of Nevada and we changed our name to Millennium Electronics, Inc. Immediately following the change of domicile, name change and acquisition of MMI, we were a publicly-held Nevada corporation with MMI as our wholly-owned subsidiary.

     In September 1997, we acquired NetRam Components, Inc., a California corporation, a provider of high-end, high-powered PC systems.

     From 1997 to 1999, we manufactured and sold personal computer systems and semiconductor memory products through our wholly owned subsidiary, MMI. We were ultimately unsuccessful in our operations and in 1999, we terminated our operations. At such time, we were in default in our loans with Coast Business Credit, a division of Southern Pacific Bank. On April 8, 1999, we transferred all of our operating assets, and those of our subsidiary, MMI, to Coast Business Credit to be credited as payment toward our outstanding debt to Coast Business Credit. These assets had previously been pledged to Coast Business Credit to secure such loan. We have been inactive since April 1999. (See Item 1 - Additional Information)

     The Company's day-to-day management resigned in June 2000 and new management was appointed, to attempt to bring the Company current it its financial and SEC reports, to thereafter attempt to locate an investment or acquisition opportunity (a "Target Business"), and to acquire such Target Business through the issuance of our securities in a reverse merger type of transaction.. Our Business Plan is described below. We have essentially no assets except for a limited amount of cash, and no current operations.

     In 2001, our subsidiary, MMI, was liquidated in a proceeding under Chapter 7 of the United States Bankruptcy Code.

Business Plan

     We intend to serve as a vehicle for the acquisition of, or the merger or consolidation with another company which may have potential for long-term growth ("Target Business"). We intend to utilize our common stock or other equity securities, debt securities, bank borrowings or a combination thereof in effecting a "Business Combination" with a Target Business which we believe has significant growth potential. Our efforts in identifying a prospective Target

Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere. While we may, under certain circumstances, seek to complete Business Combinations with more than one Target Business, as a result of our limited resources, in all likelihood, we will have the ability to complete only a single Business Combination. We may complete a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth.

     Consummation of a Business Combination may involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities laws that regulate initial public offerings.

     We may complete a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenue or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we complete a Business Combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that we will properly ascertain or assess all risks.

     Probable Lack of Business Diversification. As a result of our limited resources, in all likelihood, we will have the ability to complete only a single Business Combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. Our probable lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of capital investment in and management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

     No Independent Appraisal of Potential Acquisition Candidates. We do not anticipate that we will obtain an independent appraisal or valuation of a Target Business. Our stockholders will need to rely primarily upon management to evaluate a prospective Business Combination.

     Limited Ability to Evaluate Management of a Target Business. Although we intend to scrutinize closely the management of a prospective Target Business in connection with its evaluation of the desirability of effecting a Business Combination with such Target Business, there can be no assurance that our assessment of such management will prove to be correct.

     Selection of a Target Business and Structuring of a Business Combination. Our management will have substantial flexibility in identifying and selecting a prospective Target Business within the specified businesses. In evaluating a prospective Target Business, management will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates.

     The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with our business objectives. In connection with its evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to us.

     The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty.

     Our current executive officers and directors intend to devote only a small portion of their time to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if our management devoted their full time to our affairs. However, each of our officers and directors will devote such time as they deem reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target Business or is engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

     We anticipate that various prospective Target Businesses will be brought to our attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, our executive officer, directors and their affiliates. While we have not yet ascertained how, if at all, we will advertise and promote ourselves, we may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis (other than the independent investment banker), we may engage such firms in the future, in which event we may pay a finder's fee or other compensation.

     As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

     We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities are well established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of its competitors. Further, such competitors will generally not be required to seek the prior approval of their own stockholders, which may enable them to close a Business Combination more quickly than we can. This inherent competitive limitation may compel us to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit us to satisfy our stated business objectives.

Uncertainty of Competitive Environment of Target Business

     In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors including competitors with increasingly greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a Business Combination, we will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

Certain Securities Laws Considerations

     Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, we will only be able to effect a Business Combination with a prospective Target Business that has available audited financial statements or has financial statements which can be audited.

Additional Information

     Formation and Public Offering. The Company was formed under the laws of the State of Delaware on November 13, 1991, for the purpose of investing in any and all types of assets, properties and businesses. In connection with our initial capitalization, we issued 660,000 shares of our common stock to our officers and directors for the aggregate sum of $15,000. On March 23, 1992, the United States Securities and Exchange Commission declared effective a Registration Statement on Form S-18, filed by the Company. The Registration Statement related to an offering of 1,000,000 Units of the Company's securities at $1.00 per Unit. Each Unit consisted of one share of common stock and four Common Stock Purchase Warrants exercisable at $1.25 per Warrant. The offering was a "blind pool" or "blank check" offering. The formal Closing of the public offering was held March 30, 1993. A total of 700,275 Units of our securities were sold in the public offering and gross offering proceeds were $700,275. Management of the Company had previously agreed to transfer a portion of their shares of our common stock back to us for cancellation if less than all Units offered in the public offering were sold. A total of 199,817 of management's 660,000 shares were canceled pursuant to such agreement. Immediately following the close of the public offering there were 1,160,458 shares of our common stock issued and outstanding.

     Acquisition of Millennium Memory, Inc. On March 31, 1997, a Special Meeting of our Shareholders was held and the following proposals were approved by our shareholders:

     1. A proposal to effect a 1-for-2.5 reverse split of the issued and outstanding shares of our Company's common stock.

     2. A proposal to reincorporate the Company in the State of Nevada and in connection therewith to change our name to Millennium Electronics,

          Inc. and to authorize a class of preferred stock consisting of 5,000,000 shares of $.001 par value preferred stock.

     3. A Proposal to approve an Agreement and Plan of Merger (the "Merger Agreement") between the Company and Millennium Memory, Inc. ("Millennium") and the acquisition ("Merger") of Millennium by the Company. In connection with the Merger, the Company issued 6,778,868 shares of our common stock, calculated after the 1-for-2.5 reverse stock split, to the shareholders of Millennium.

     4.   To elect directors.

     At the time of such Special Meeting of Shareholders, there were 1,160,458 shares of the Company's $0.001 par value common stock issued and outstanding and the number of holders of record of the Company's common stock was 103.

     The reverse split was effected in connection with the change of domicile merger.

     Following the change of domicile merger, the Company completed the Merger whereby it acquired Millennium Memory ("MMI"). In connection with the Merger, the Company formed a subsidiary under the laws of the State of California under the name of Beacon Merger Sub, Inc. ("Merger Sub"). Under the Merger Agreement
(i) Merger Sub merged into MMI; (2) each share of common stock of MMI was converted into one share of common stock of the Company; (3) each option to purchase one share of MMI was converted into an option to purchase one share of the Company, and (4) MMI became a wholly-owned subsidiary of the Company.

     The Merger was effective March 31, 1997. Immediately following the change of domicile, the reverse split and the acquisition of MMI, the following shares of our common stock were issued and outstanding:

      Shares outstanding before the merger             1,160,458
                                                      ----------
      Shares outstanding after reverse split             464,183
      Shares issued in Merger                          6,778,868
                                                      ----------

      Total Shares to be issued and
        outstanding at closing of Merger               7,243,051
                                                      ==========

     Transactions following the Merger. During the year ended December 31, 1997, the Company completed the following common stock transactions:

     o We issued 1,575,000 shares of our common stock in a private placement and received net proceeds of $2,378,735. A total of 75,000 of these shares were issued to the placement agent as compensation.

     o On September 30, 1997, we acquired 100% of the outstanding common stock of NetRam in exchange for $120,000 and 576,000 shares of the Company's common stock.

     o We issued 478,197 shares of our common stock upon the exercise of options and warrants and received proceeds of $1,494,366.

     o We canceled 130,098 shares that were placed in escrow upon the Merger with MMI.

     Operations in 1998 and 1999. Following the Merger, we operated our wholly-owned subsidiary, MMI, in the memory and computer business. Operations proved to be unsuccessful and all, or substantially all, of the Company's assets were disposed of on April 8, 1999 when our wholly owned subsidiary, MMI, surrendered and granted exclusive peaceful possession of MMI's assets pledged as collateral (the "Collateral") to Coast Business Credit, a division of Southern Pacific Bank, due to MMI's default under the borrowing agreement (the "Agreement") with Coast Business Credit. MMI consented to the disposition of the Collateral by Coast Business Credit at a private or public sale. Proceeds from the sale or disposition of the Collateral was applied first to the costs of the sale, second to attorney's fees, third to accrued interest and fourth to unpaid principal. Pursuant to the Agreement, as of April 8, 1999, MMI was indebted to Coast Business Credit in the principal amount of $675,000.00. As of April 8, 1999 the MMI listed total assets of $631,500.00 and total current liabilities of $2,532,790.00.

Appointment of New Management. From April 1999 to June 2002, the Company was inactive. In June 2000, previous management resigned and new officers and directors were appointed. The Company's new officers and directors were:

      Douglas P. Morris                   President/Director
      Dan O. Price                        Vice President/Director
      Mark A. Scharmann                   Secretary/Director

     As part of the agreement of new management to take over the company, the previous president of the Company, Troy Barnes transferred 2,915,816 of his shares of our common stock to us for cancellation. In consideration of the transfer of such shares we agreed to indemnify Mr. Barnes and his wife from certain liabilities relating to the Company.

     In order to enable us to move forward with our business plan, we needed to repay or otherwise deal with these liabilities and raise additional working capital. Management believed that it was in the best interests of the Company to authorize a Series B Preferred Stock to raise some cash and to pay liabilities. We raised $25,000 from the sale of Series B Preferred Stock and also received services in the amount of $5,000 in exchange for 30,500 shares of Series B Preferred Stock. A total of $20,000 of the cash raised was used to pay creditors.

     Activities in 2001. In order to enable us to move forward with our business plan, we needed to repay or otherwise deal with liabilities, fund professional fees and raise some additional working capital. Management believed that it was in the best interests of the Company to authorize a Series C Preferred Stock to raise some cash and to pay liabilities. We raised $200,000 from the sale of 100,000 shares of Series C Preferred Stock .

     Repayment of Coast Business Credit and De Lage Financial. We entered into Settlement Agreements with Coast Business Credit and with De Lage Landen Financial Services, Inc. in connection with outstanding debt we owed to each of these creditors. We owed approximately $300,000 to Coast Business Credit and $170,000 to De Lage Financial. As payment in full for such debt, we paid $35,000 in cash to each of these creditors and we issued 135,705 shares of our common stock to De Lage and 100,000 of our shares to Coast Business Credit's parent, Imperial Credit Industries, Inc. As a result of these transactions, are debt was reduced by approximately $470,000.

     Chapter 7 Proceeding. Most of the liabilities incurred in our previous operations were incurred by, and were liabilities of, our subsidiary, MMI. In August 2001, we commenced a Chapter 7 bankruptcy liquidation proceeding to discharge such debt and liquidate MMI. The Chapter 7 bankruptcy proceeding was completed and Millennium Memory is not longer a subsidiary of the Company and we have no obligations related to the debt of Millennium Memory.

Employees

     As of the date of this Prospectus, we have no full time employees.

ITEM 2.  PROPERTIES

     Our offices are located at the business office of our President at 130 East Main, Heber City, UT 84032. Currently we pay $400 per month rent for the use of such facilities.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any legal proceeding. We did have a judgment in the amount of $170,705 against us entered in favor of De Lage Landen Financial Services. We negotiated a settlement and release of this judgment by paying $35,000 and issuing De Lage Landen Financial Services 135,705 shares of our common stock.

     In 2001, our subsidiary, Millennium Memory, Inc., a California corporation, commenced bankruptcy proceedings under Chapter 7 of the U.S. Bankruptcy Code. The Chapter 7 proceeding was completed and Millennium Memory, Inc., was liquidated and its liabilities extinguished.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to Millennium's shareholders for a vote during the last quarter of the year ended December 31, 2000.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     There is no market for the Company's common stock and there can be no assurance that a market will ever develop. We anticipate that a market will not be developed, if at all, until after we acquire an operating company.

Shares Issued in Unregistered Transactions

     Common Stock. We issued shares of our common stock in unregistered transactions in 1997 and 2001. The shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock issued were as follows:

      Shareholder or Group                      Date              Shares Issued
      --------------------                      ----              ------------

      MMI shareholders in Merger                1997               6,778,868
      Shares issued in Private Placement        1997               1,575,000 (1)
      Shares issued to acquire NetRam           1997                 576,000
      Shares issued upon exercise of
           Options and Warrants                 1997                 478,197 (2)
      Shares issued to Creditors                2001                 235,705 (3)

     1. The Company received cash net proceeds of $2,378,735 from the issuance of these shares.

     2. The Company received cash proceeds of $1,494,366 from the exercise of these options and warrants

     3. The Company issued 100,000 of these shares to the parent of Coast Business Credit and 135,705 of these shares to De Lage Financial Services pursuant to settlement agreements described in Item 1 of this Form 10-KSB.

     The Company has agreed to issue 500,000 shares of its common stock to ACAP Financial for compensation for its services in connection with the sale of the Series C Preferred Stock. As of September 3, 2002, these 500,000 shares had not been issued. It is expected that the Company will issue these 500,000 shares to ACAP Financial in the near future.

     Series B Preferred Stock. In 2000 and 2001, a total of 30,500 shares of our Series B Preferred Stock were issued in a non registered transaction in reliance on Section 4(2) of the Securities Act . No commission or other remuneration was paid in connection with the issuance of such Series B shares and no underwriter or placement agent was retain in connection with such issuance. Each share of Series B Preferred Stock is convertible into 200 shares of our common stock. The shares of Series B Preferred Shares were issued to the following:

      Name                          Consideration Paid            Shares Issued
      ----                          ------------------            ------------

      Ensign Resources              $5,000 cash                       5,000
      Mark A. Scharmann             $5,000 cash                       5,000
      Jeff Senglaub                 $4,000 cash                       4,000
      Northcliffe Consulting        $5,000 services                   5,000
      Suzanne Ferguson              $2,500 cash                       2,500
      Shane Yates                   $2,000 cash                       2,000
      Reed and Lorraine Mellor      $2,000 cash                       2,000
      Garry Bolinder                $2,500 cash                       1,000
      Anthony Borowski, III         $2,500 cash                       2,500
                                    ================              ===========

      Total                         $30,500                          30,500

     The Series B Preferred Stock has a liquidation value of, and was sold for a price of $1.00 per share. No dividends accrue or are payable on the Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into 200 shares of our common stock. If all 30,500 shares of Series B Preferred Stock are converted into shares of our common stock, a total of 6,100,000 shares of common stock would be issued in the conversion. The Series B Preferred Stock is not redeemable by the Company.

     Series C Preferred Stock. In 2001, a total of 100,000 shares of our Series C Preferred Stock were issued in a non registered transaction in reliance on
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. ACAP Financial was hired as the Placement Agent in connection with the sale of such Series C shares. We paid the Placement Agent a cash sales commission of ten percent (10%) of the offering proceeds. Additionally, we issued the Placement Agent two shares of common stock for each one share of Series AC@ Preferred Stock sold in the offering. A total of 200,000 shares of our common stock were issued to ACAP Financial as additional compensation. Each share of Series C Preferred Stock is convertible into 50 shares of our common stock. The shares of Series C Preferred Shares were issued to the following:

      Name                          Consideration Paid            Shares Issued
      ----                          ------------------            ------------


Bruce Bolinder C/F Josh Bolinder         $   4,000                    2,000
Garry L. Bolinder C/F Boone Bolinder     $   3,000                    1,500
Craig J. Cassel                          $  20,000                   10,000
Mark Cassel & Leah Cassel JTWROS         $  10,000                    5,000
David Dorton                             $  10,000                    5,000

G. Brad England                          $   4,000                    2,000
Lori A. Hanley IRA                       $   2,000                    1,000
Lynn  & Jeannie Jorgenson JTWROS         $   2,000                    1,000
John Kanavas                             $   5,000                    2,500
Lee C. Krueger                           $  10,000                    5,000
Joseph V. Lemberger                      $   4,000                    2,000
Elmer J. Miller IRA                      $   4,978                    2,489
Jerry Mooren Ttee. The Hadinger
  Mooren  Ltd. Retirement Trust          $   6,000                    3,000
Robert W. Niebler Ttee. Mueller
    Drugs Inc. Retirement Plan           $  10,000                    5,000
Henry Wm. O'Bartuch, II                  $  15,000                    7,500
Henry O'Bartuch, II Keogh                $   5,850                    2,925
Henry O'Bartuch, II PSP                  $   3,900                    1,950
David R. Schroeckenthaler                $   7,500                    3,750
Michael L. Senglaub                      $   1,500                      750
John V. Watson                           $  43,272                   21,636
Rich Whittaker                           $   4,000                    2,000
Cindy P. Yates                           $  12,000                    6,000
Jim Yates                                $  12,000                    6,000
                                         =========                  =========

      TOTAL                              $ 200,000                  100,000

Description of the Series C Preferred Shares

     General. Our Articles of Incorporation authorizes the Board of Directors to designate one or more series of preferred stock from its authorized class of preferred stock. The Board of Directors adopted a resolution designating a Series "C" Preferred Stock consisting of 100,000 shares.

     Dividends. The dividends payable on each Series C Preferred Share will be fixed at a rate per annum of 9 % of the liquidation preference of $3.00 per Series C Preferred Share. Dividends on the Series C Preferred Shares will be cumulative, will accrue from the date of initial issuance and will be payable monthly in arrears, on the last day of each calendar quarter of each year, commencing September 30, 2001, when, and if available and determined to be so payable by the Company, except as otherwise described below. We don't anticipate that dividends will be paid in the foreseeable future.

     Certain Restrictions on Company. No dividends, whether in cash or property, may be paid upon or declared and set aside for or distributed to the holders of any junior stock unless and until all current and accumulated cash dividends payable pursuant the Series C Preferred Shares shall have been paid or declared and funds for payment thereof shall have been set aside.

     No dividends may be paid to or declared or set aside for the benefit of holders of any class or series of stock of the Company ranking on a parity with the Series C Preferred Stock in the payment of dividends if at that time there shall be any current or accumulated cash dividends payable, unless at the same time a like proportionate dividend, pro rata based on the annual dividend rates of the Series C Preferred Stock and such parity stock, shall at the same time be paid to or declared and set aside for the benefit of holders of the Series C Preferred Stock then issued and outstanding and entitled to receive such dividends.

     Optional Redemption by the Company. We may, from time to time and at any time, redeem all or any part of the outstanding shares of Series C Preferred Stock (pro rata among the holders) for cash, out of funds legally available therefor, at a price of $6.00 per share, plus, in each case, accrued and unpaid dividends and all accumulated dividends to the Redemption Date. We may not redeem the Series C Preferred Stock unless the market price for our common stock has been at $5.00 per share or greater for twenty business days.

     Liquidation Distribution upon Dissolution. In the event of any voluntary or involuntary dissolution, winding-up or termination of the Company, the holders of the Preferred Shares at the time will be entitled to receive out of the assets of the Company available for distribution to shareholders, after satisfaction of liabilities of creditors, before any distribution of assets is made to common stockholders or the holders of any other junior stock, but together with the holders of every other series of preferred stock outstanding, an amount equal to, in the case of holders of Series C Preferred Shares, the aggregate of the liquidation preference of $3.00 per Series C Preferred Share and all accumulated and unpaid dividends thereon to the date of payment (the "Liquidation Distribution").

     If, upon any such dissolution, the Liquidation Distribution can be paid only in part because the Company has insufficient assets available to pay in full the aggregate Liquidation Distribution and the aggregate maximum liquidation distributions on any other series of preferred stock, then the amounts payable directly by the Company on the Series C Preferred Shares and on such other series of preferred securities shall be paid on a pro rata basis, so that (i) the aggregate amount paid in respect of the Liquidation Distribution bears to the aggregate amount paid as liquidation distributions on the other series of preferred stock the same ratio as (ii) the aggregate Liquidation Distribution bears to the aggregate maximum liquidation distributions on the other series of preferred stock.

     Conversion of Series C Preferred Stock into Common Stock. At the option of the holder thereof, each share of the Series C Preferred Stock may be converted into fifty (50) fully paid and nonassessable shares of common stock.

     Voting Rights. The holders of Series C Preferred Stock shall have, in addition to any voting rights provided by law, the right to vote by casting 50 votes for each duly authorized, issued and outstanding share of Series C Preferred Stock held by them of record, as hereafter provided:

          (i) voting together with the holders of Common Stock and any other class of shares voting with Common Stock, on any and all issues presented to a vote of the holders of Common Stock or as to which the holders of the Common Stock are entitled to vote upon; and

          (ii) as a separate class, upon: (a) each question or matter in respect of which such holders are entitled to vote under the Nevada Business Corporation Act; (b) any amendment, alteration or repeal of any provision of the Second Restatement of Articles of Incorporation or this Certificate of Designation so as to affect adversely the rights, powers or preferences of the Series C Preferred Stock, and any proposed creation of a class or series of Series C Preferred Stock ranking on a parity with the Series C Preferred Stock as to dividends or on liquidation. Authorization of any action set forth in (b) above requires the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series C Preferred Stock.

Holders

     As of June 20, 2002, there were 5,376,131 shares of common stock outstanding and approximately 275 stockholders of record of common stock.

     As of June 20, 2002, there were 30,500 shares of Series B Preferred Stock outstanding owned by 9 stockholders.

     As of June 20, 2002, there were 100,000 shares of Series C Preferred Stock outstanding owned by 23 stockholders.

Total Shares Outstanding
                                                             After
Class                         Total                          Conversion*
-----                         -----                          -----------

Common Stock                  5,376,131                       5,376,131
Series B Preferred               30,500                       6,100,000
Series C Preferred              100,000                       5,000,000
                                                             ===========
TOTAL                                                        16,476,131

     * This column assumes the Series B and Series C Preferred Stock are converted into shares of common stock.

Dividends

     We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. Dividends of $9,000 were accrued on our Series C Preferred Stock as of June 30, 2002.

Limitation on Directors' Liability, Charter Provisions and Other Matters

     Nevada law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors' fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations authorized by Nevada law, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Nevada law enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our Certificate of Incorporation limits the liability of our directors to us or to our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Nevada law.

     The inclusion of this provision in the Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited the Company and its stockholders.

     Our Bylaws provide indemnification to our officers and directors and certain other persons with respect to certain matters. Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to our directors and officers, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.

Transfer Agent and Registrar

     Our transfer agent is Interwest Transfer Company, 1981 East Murray-Holladay Road, Salt Lake City, UT 84117; telephone (801) 272-9294.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Company is currently inactive. The Company intends to attempt to commence active business operations by acquiring another company in a reverse merger type of transaction. The Plan of Operation of the Company is further described in Item 1 of this Form 10-KSB.

     From 1997 to 1999 our operations were conducted by our subsidiary, MMI. In 1999, our operations were terminated and substantially all of our assets were transferred to a secured creditor. In 2001, MMI was liquidated in connection with a Chapter 7 Bankruptcy Proceeding. We currently have no operations and limited assets. Accordingly, any comparison between the current financial position of the Company and our historical financial condition and operations is not meaningful.

Liquidity and Capital Resources

     As of December 31, 2000, we had total assets of $6,239 consisting of cash. As of December 31, 2000, we had total liabilities, on a consolidated basis, of $2,003,746. Subsequent to December 31, 2000, these liabilities were either repaid or eliminated in connection with the Chapter 7 Bankruptcy Proceeding.

     It is likely that we will be required to raise additional capital in order to attract and potential acquisition partner but there can be no assurance that we will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company's common stock which will result in the dilution of the percentage ownership of the current shareholders.

     We will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

     We had no revenues in the years ended December 2000 and 1999. We had total expenses of $3,761 for the year ended December 31, 2000. As has been stated above, any comparison of expenses with the previous year is meaningless because of the termination of the previous business activity in MMI. We anticipate that we will not generate any revenues until, we acquire or merge with another company.

Plan of Operation

     Our current plan of operation is to acquire another operating company. (See "Item 1 - Description of Business - Current Business Plan.")

     It is likely that any acquisition will be a "reverse merger" acquisition whereby we acquire a larger company by issuing shares of our common stock to the shareholders of the larger company. Although we would be the surviving or parent company from a corporate law standpoint, the shareholders of the larger company would be the controlling shareholders of the Company and the larger company would be treated as the survivor or parent company from an accounting point of view. It can be expected that any company which may desire to be acquired by the Company will do so as method of potentially becoming a public company more quickly and less expensively than if such company undertook its own public offering. Even if the Company is able to acquire another company, there can be no assurance that the Company will ever operate at a profit.

Inflation

     The Company does not believe that inflation will negatively impact its business plans.

Forward Outlook and Risks

     This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-K. These forward-looking statements represent our judgment as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to Millennium are expressly qualified in their entirety by the Cautionary Statements. we disclaim, however, any intent or obligation to update our forward-looking statements.

     Operating History; No Assets; No Present Source of Revenues. We have been inactive since 1999. We intend to attempt to commence active operations in the future by acquiring a Target Business. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no resources and has had no revenues since 1999. In addition, we will not generate any revenues (other than investment income) until, at the earliest, the consummation of a Business Combination. Moreover, there can be no assurance that any Target Business will derive any material revenues from its operations or operate on a profitable basis.

     Possibility of Total Loss of Investment. An investment in the Company, is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

     Risk of Unknown Creditors. However, because of the change of management, the inability to locate all of the Company's corporate records, it is possible that additional demands and claims with be made by other persons and entities claiming to be creditors of the Company.

     "Blind Pool" Offering; Broad Discretion of Management. Prospective investors who invest in the Company will do so without an opportunity to evaluate the specific merits or risks of any one or more Business Combinations.

There can be no assurance that acquisition determinations ultimately made by management will enable us to achieve our business objectives.

     Absence of Substantive Disclosure Relating to Prospective Business Combinations; Investment in the Company Versus Investment in a Target Business. "Blind pool" and "blank check" offerings are inherently characterized by the absence of substantive disclosure, other than general descriptions, relating to the intended application of the net proceeds of the offering. We have not yet identified a prospective Target Business. Accordingly, investors will have no substantive information concerning consummation of any specific Business Combination in considering a purchase of the Preferred Shares in this offering.

     Seeking to Achieve Public Trading Market through Business Combination. While a prospective Target Business may deem a consummation of a Business Combination with the Company desirable for various reasons, a Business
Combination may involve the acquisition of, merger or consolidation with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, including time delays, significant expense, loss of voting control and the time and expense incurred to comply with various Federal and state securities laws that regulate initial public offerings. Nonetheless, there can be no assurance that there will be an active trading market for the Company's securities following the completion of a Business Combination or, if a market does develop, as to the market price for the Company's securities.

     Uncertain Structure of Business Combination. The structure of a future transaction with a Target Business cannot be determined at the present time and may take, for example, the form of a merger, an exchange of stock or an asset acquisition. We may form one or more subsidiary entities to complete a Business Combination and may, under certain circumstances, distribute the securities of subsidiaries to our stockholders. There cannot be any assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if it did, any assurance as to the prices at which such securities might trade. The structure of a Business Combination or the distribution of securities to stockholders may result in taxation of the Company, the Target Business or stockholders.

     Unspecified Target Business; Unascertainable Risks. None of our directors/officers has had any contact or discussions with any entity or representatives of any entity regarding a consummation of a Business Combination. Accordingly, there is no basis for prospective investors to evaluate the possible merits or risks of the Target Business or the particular sector of the technology industries in which the Company may ultimately operate. To the extent we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although management will endeavor to evaluate the risks inherent in a particular Target Business or industry, there can be no assurance that we will properly ascertain or assess all such risks.

     Probable Lack of Business Diversification. As a result of our limited resources, in all likelihood, we will have the ability to complete only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that the we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. Our probable lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to a consummation of a Business Combination. There can be no assurance that the Target Business will prove to be commercially viable.

     Conflicts of Interest; Absence of Independent Directors. None of the Company's directors or executive officers are required to commit their full time to the affairs of the Company and it is likely that such persons will not devote a substantial amount of time to the affairs of the Company. Such personnel will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Business Combination may require a greater period of time than if the Company's management devoted their full time to the Company's affairs.

     Limited Ability to Evaluate Target Business Management; Possibility That Management Will Change. The role of the present management in the operations of a Target Business of the Company following a Business Combination cannot be stated with certainty. Although we intend to scrutinize closely the management of a prospective Target Business in connection with our evaluation of the desirability of effecting a Business Combination with such Target Business, there can be no assurance that our assessment of such management will prove to be correct, especially in light of the possible inexperience of current key personnel of the Company in evaluating certain types of businesses. While it is possible that certain of our directors or executive officers will remain associated in some capacities with the Company following a consummation of a Business Combination, it is unlikely that any of them will devote a substantial portion of their time to the affairs of the Company subsequent thereto. Moreover, there can be no assurance that such personnel will have significant experience or knowledge relating to the operations of the Target Business acquired by the Company. We may also seek to recruit additional personnel to supplement the incumbent management of the Target Business. There can be no assurance that we will successfully recruit additional personnel or that the additional personnel will have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. In addition, there can be no assurance that our future management will have the necessary skills, qualifications or abilities to manage a public company embarking on a program of business development.

     Competition. We expect to encounter intense competition from other entities having business objectives similar to our business objectives. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. Further, such competitors will generally not be required to seek the prior approval of their own stockholders, which may enable them to close a Business Combination more quickly than we can. This inherent competitive limitation may compel us to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit us to achieve our business objectives.

     Uncertainty of Competitive Environment of Target Business. In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a Business Combination, we will have the resources to compete in the industry of the Target Business effectively, especially to the extent that the Target Business is in a high-growth industry.

     Additional Financing Requirements. We will not generate any revenues (other than investment income) until, at the earliest, the consummation of a Business Combination. We cannot ascertain the capital requirements for any particular Business Combination we may consider. We will likely be required to seek additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would, in all likelihood, be compelled to restructure the transaction or abandon that particular Business Combination and seek an alternative Target Business candidate, if possible. In addition, in the event of the consummation of a Business Combination, we may require additional financing to fund the operations or growth of the Target Business. Our failure to secure additional financing could have a material adverse effect on the continued development or growth of the Target Business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

     No Appraisal of Potential Business Combination. We do not anticipate that we will obtain an independent appraisal or valuation of a Target Business. Accordingly, our stockholders will need to rely primarily upon management to evaluate a prospective Business Combination.

     No Public Market for Securities. Currently, there is no public market for our common stock and no assurance can be given that an active market will develop or if developed, that it will be sustained. It is unlikely that any market will develop prior to the consummation of a Business Combination. Even if a Business Consummation is completed, there can be no assurance that a trading market for our securities will ever develop.

     Shares Eligible for Future Sale. If all of the Series C Preferred Shares and Series B Preferred Shares are converted into common stock, there will be more than 16,000,000 shares of common stock issued and outstanding. Of which approximately 5,100,000 are currently sellable under Rule 144 if a public market existed. All remaining shares, including Shares issued to investors in this Offering, are "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act ("Rule 144") and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from registration thereunder, including exemptions provided by Rule 144. No prediction can be made as to the effect that future sales of common stock, or the availability of shares of common stock for future sale, will have on the market price of the common stock prevailing from time to time.

     Risk of Application of Penny Stock Rules. Our common stock is subject to the penny stock rules as adopted by the Securities and Exchange Commission (the "Commission"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock remains subject to the penny stock rules, investors in the Offering may find it more difficult to sell their shares.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            22

CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheet in Liquidation                           23

          Consolidated Statements of Changes in Net Assets in Liquidation     24

          Consolidated Statements of Stockholders' Equity in Liquidation      25

          Notes to consolidated Financial Statements in Liquidation        26-33

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Millennium Electronics, Inc.


We have audited the accompanying consolidated balance sheet of Millennium Electronics, Inc. and subsidiaries (in liquidation) as of December 31, 2000, and the related consolidated statements of changes in net assets and stockholders' equity (in liquidation) for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Millennium Electronics, Inc. and subsidiaries as of December 31, 2000, and the consolidated changes in their net assets in liquidation for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 14, 2001

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET IN LIQUIDATION
                                                               December 31, 2000

--------------------------------------------------------------------------------


                                     ASSETS

Current assets
   Cash and cash equivalents                                        $    6,239
                                                                    ----------

         Total current assets                                       $    6,239
                                                                    ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable and accrued liabilities                         $2,003,746
                                                                    ----------

      Total current liabilities                                      2,003,746
                                                                    ----------

Stockholders' deficit
   Convertible preferred stock, Series B, $1 par value
      50,000 shares authorized
      10,000 shares issued and outstanding                              10,000
   Preferred stock, $0.001 par value
      5,000,000 shares authorized
      no shares issued and outstanding                                       -
   Common stock, $0.001 par value
      25,000,000 shares authorized
      5,140,426 shares issued and outstanding                            5,140
   Additional paid-in capital                                        6,930,128
   Treasury stock, at cost                                             (50,000)
   Accumulated deficit                                              (8,892,775)
                                                                    ----------

         Total stockholders' deficit                                (1,997,507)
                                                                    ----------

            Total liabilities and stockholders' deficit             $    6,239
                                                                    ==========


  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                           For the Years Ended December 31, 2000

--------------------------------------------------------------------------------


                                                            2000          1999
                                                      -----------   ----------
Increase (decrease) in net liabilities in liquidation
   Interest, legal, and liquidation expenses          $    (3,761)  $ (235,869)
   Other operating expenses                                     -     (292,879)
   Proceeds from issuance of Series B preferred stock      10,000            -
                                                      -----------   ----------

      Total increase (decrease) in net liabilities
         in liquidation                                     6,239     (528,748)
                                                      -----------   ----------
Adjustments of estimated values
   Proceeds from liquidation of assets in excess
      of book value                                             -        1,673
   Write-off of accounts receivable                             -     (143,741)
                                                      -----------   ----------

      Total adjustments of estimated values                     -     (142,068)
                                                      -----------   ----------

         Total increase (decrease) in net liabilities
            in liquidation                                  6,239     (670,816)

Net liabilities in liquidation, beginning of year      (2,003,746)  (1,332,930)
                                                      -----------   ----------

Net liabilities in liquidation, end of year           $(1,997,507) $(2,003,746)
                                                      ===========   ===========



  The accompanying notes are an integral part of these financial statements.


                                                                                                        MILLENNIUM ELECTRONICS, INC.
                                                                                                                    AND SUBSIDIARIES
                                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY IN LIQUIDATION
                                                                                               For the Years Ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                        Preferred Stock                                                                 Retained
                           Series B            Common Stock      Additional             Receivable      Earnings
                     --------------------  --------------------   Paid-In    Treasury      from       (Accumulated
                      Shares     Amount     Shares      Amount    Capital      Stock    Stockholder     Deficit)        Total
                     ---------  ---------  ---------- ---------  ----------  ---------  ------------  ------------ -----------------
Balance, December 31
  1998                       -  $       -   8,056,242 $   8,056  $6,927,212  $ (50,000) $          -  $ (8,218,198)$     (1,332,930)
Cancellation of
  common stock                             (2,915,816)   (2,916)      2,916                                                       -
Change in net assets
  (liabilities)                                                                                           (670,816)        (670,816)
                     ---------  ---------  ---------- ---------  ----------  ---------  ------------  ------------ -----------------

Balance, December 31,
  1999                       -          -   5,140,426     5,140   6,930,128    (50,000)            -    (8,889,014)      (2,003,746)
Issuance of Series B
  preferred stock       10,000     10,000                                                                                    10,000
Change in net assets
  (liabilities)                                                                                             (3,761)          (3,761)
                     ---------  ---------  ---------- ---------  ----------  ---------  ------------  ------------ -----------------

Balance, December 31,
  2000                  10,000  $  10,000  5,140,426  $   5,140  $6,930,128  $ (50,000)  $         -  $ (8,892,775)$     (1,997,507)
                     =========  =========  ========== =========  ==========  ==========  ===========  ============ =================


  The accompanying notes are an integral part of these financial statements.
                                       26

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     General
     Millennium Electronics, Inc. ("MEI") was incorporated in Nevada on February 13, 1997 with the intent to be a holding company. The Company (as defined in Note 2) manufactured and sold personal computer systems and semiconductor memory products through its wholly owned subsidiary, Millennium Memory, Inc. ("MMI"), a California corporation. In September 1997, the Company acquired NetRam Components, Inc. ("NetRam"), a California corporation, a provider of high-end, high-powered PC systems.

     Basis of Presentation
     The Company changed its basis of accounting as of December 31, 1998 from a going concern basis to a liquidation basis, and therefore, the financial statements, except for the statements of operations and cash flows for the year ended December 31, 1998, are on a liquidation basis. MMI terminated operations in April 1999. At such time, MMI was in default on its loans with Coast Business Credit ("the Bank"). On April 8, 1999, the Company transferred all of its assets to the Bank in a settlement of its outstanding debt to the Bank. These assets had previously been pledged to the Bank to secure such loan. The Company has been inactive since April 1999. Management measures the Company's assets and liabilities at the amounts of cash expected or to be expended in liquidation and reports changes in estimates when they are known.

     In August 2001, MMI filed for liquidation under Chapter 7 of the United States Bankruptcy Code.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     The consolidated financial statements include the accounts of MEI and its wholly owned subsidiaries, MMI and NetRam (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

     Revenue Recognition
     The Company recognizes revenue from product sales at the time of shipment net of expected returns.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Comprehensive Income
     The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income that were material.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Asset Impairment
     The Company continually monitors its excess cost over fair value of net assets acquired to determine whether any impairment of this asset has occurred. In making such determination with respect to excess cost over fair value of net assets acquired, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets which gave rise to this amount.

     Fair Value of Financial Instruments
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

     Treasury Stock
     The Company accounts for its treasury stock under the cost method, whereby purchases of treasury stock are recorded at the cost to the Company.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2000

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes
     Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Loss per Share
     The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

     Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation's $100,000 insurance limit. The Company sells products in the United States and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company also maintains credit insurance that covers a majority of its accounts receivable balance.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 3 - LINES OF CREDIT

     On April 8, 1999, the Company was in default on its lines of credit and transferred all of its assets to the bank in a settlement of its outstanding debt. After liquidation of the assets, the amount of debt outstanding was $130,000. This amount was due on demand, but was relieved in connection with a settlement agreement in March 2001 (see Note 7).

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 31, 2000 consisted of the following:

            Accounts payable                                        $1,352,137
            Accrued lease termination liability                        400,000
            Loan payable                                               130,000
            Other accrued liabilities                                  121,609
                                                                    ----------

               Total                                                $2,003,746
                                                                    ==========

NOTE 5 - STOCKHOLDERS' EQUITY

     Preferred Stock, Series B
     In May 2000, the Company issued Series B convertible preferred stock with a par value of $1 in a private offering to its officers, directors, and others at $1 per share. At December 31, 2000, there were 50,000 shares authorized and 10,000 shares issued and outstanding. The holders of the Series B preferred stock do not have any voting rights. Each share of the preferred stock is convertible into 200 shares of common stock. The Company is required to reserve an equal amount of authorized but unissued common stock at all times.

     Stock Option Plans
     The Company's 1996-97 Stock Incentive Plan (the "Non-Qualified Plan") provides for the granting of stock options to employees and certain consultants to the Company (but not to officers or directors). The Board has authority to amend, suspend, or terminate the Non-Qualified Plan, provided that no such action may affect any option previously issued under the Non-Qualified Plan, and will administer the Non-Qualified Plan. A total of 173,790 shares of common stock have been reserved for issuance upon exercise of options granted under the Non-Qualified Plan. Options under the Non-Qualified Plan may be exercised in various installments, not to be exercised beyond 10 years.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)
     The Company's 1997 Incentive Stock Option Plan (the "Qualified Plan") provides for the granting of stock options to eligible persons, as determined by the Board of Directors. The Board has the authority to amend, suspend, or terminate the Qualified Plan, provided that no such action may affect any options previously issued under the Qualified Plan, and will administer the Qualified Plan. The Qualified Plan will terminate in April 2007. A total of 1,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Qualified Plan. Options under the Qualified Plan may be exercised in various installments, not to be exercised beyond 10 years.

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

     The Company's 1998 Non-Employee Directors Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the stockholders at the annual meeting on July 14, 1998. The Plan provides for the grant of options to purchase shares of the Company's common stock to non-employee directors ("Outside Directors"). A total of 300,000 shares of common stock are reserved for issuance under the Plan.

     Only non-employee directors are eligible for option grants under the Plan. Each non-employee director will be granted an option to purchase 10,000 shares of the Company's common stock upon election to the Board of Directors (the "Initial Grant") and will receive options to purchase an additional 10,000 shares at the date of each Annual Meeting thereafter ("Annual Grants"). Each option, whether vested, and all rights and obligations thereunder expires 10 years from the date of grant. Initial grants vest over a two-year period with 50% of the options vesting on the first anniversary of the grant and the remaining shares vesting on the second anniversary of the grant. Annual Grants become fully vested on the first anniversary of the date of grant. The exercise price of the options granted under the Plan is 100% of the fair market value of the common stock on the date of grant.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2000

--------------------------------------------------------------------------------
NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)
     Options may be granted pursuant to the Plan during the period ending on July 14, 2008.

                                            Weighted-            Weighted-
                                   Non-     Average              Average
                                Qualified   Exercise  Qualified  Exercise
                                   Plan      Price       Plan     Price
                                ----------  --------  ----------  ---------
         Outstanding, December
           31, 1998                143,014  $   3.00     264,000  $   1.83
            Canceled              (143,014) $   3.00    (140,000) $   3.00
                                ----------            ----------
         Outstanding,
           December 31, 1999
           and 2000                   -     $      -     124,000  $   0.50
                                ==========            ==========
         Exercisable,
           December 31, 2000          -     $      -     124,000  $   0.50
                                ==========            ==========

      The weighted-average remaining contractual life of options outstanding issued under the Qualified Plan is 7.75 years at December 31, 2000:

                                            Weighted-            Weighted-
                                            Average              Average
                                  Other     Exercise    Other    Exercise
                                 Options      Price    Warrants    Price
                                ----------  --------  ----------  ---------
         Outstanding, December
           31, 1998                722,500  $  3.63      203,191  $    3.15
            Canceled              (592,500) $  3.69            -  $       -
                                ----------            ----------
         Outstanding, December
           31, 1999                130,000  $  3.33      203,191  $    3.15
            Canceled                     -  $     -      (75,000) $    2.00
                                ----------            ----------
         Outstanding,
           December 31, 2000       130,000  $  3.33      128,191  $    3.82
                                ==========            ==========
         Exercisable,
           December 31, 2000       130,000  $  3.33      128,191  $    3.82
                                ==========            ==========

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

     Common Stock Issued/Repurchased/Canceled
     During the year ended December 31, 1999, the Company canceled 2,915,816 shares of common stock, and all options or other rights to acquire shares of the Company's stock were surrendered in a settlement agreement with the Company's former Chief Executive Officer.

NOTE 6 - INCOME TAXES

     The components of the deferred income tax assets as of December 31, 2000 were as follows:

            Deferred tax assets
               Net operating loss carryforward                      $1,879,000
            Valuation allowance                                      1,879,000
                                                                    ----------

                  Total                                             $        -
                                                                    ==========

     The provision for income taxes for the years ended December 31, 2000 and 1999 differs from the amount that would result from applying the federal statutory rate as follows:

                                                            2000          1999
                                                      -----------   ----------

            Statutory regular federal income tax rate        34.0%       34.0%
            State income taxes                                6.0         6.0
            Net operating loss carryforwards and
               temporary difference for which no
               benefit is currently realized                (40.0)      (40.0)
            Refund of prior year taxes                          -           -
                                                      -----------   ---------

                  Total                                         -%          -%
                                                      ===========   =========

     Because the Company has incurred a significant loss from operations during the year ended December 31, 2000 and MMI filed for Chapter 7 bankruptcy in August 2001, the Company elected not to recognize a tax benefit for net operating loss carryforwards and other deductible temporary differences and, accordingly, made a 100% valuation allowance for such losses and differences.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 7 - SUBSEQUENT EVENTS

     In March 2001, the Company entered into a settlement agreement with a bank to relieve its $130,000 liability to the bank. In consideration for the bank's release, the Company paid $10,000, issued a note payable to the bank for $25,000, with interest at 8% per annum, and issued 100,000 shares of common stock to the bank. The note payable and accrued interest were paid in July 2001.

     In March 2001, the Company entered into a settlement agreement with a creditor to relieve a judgment in the California Superior Court in the principal amount of $170,706. In consideration, the Company paid $10,000, issued a note payable for $25,000, with interest at 8% per annum, and issued 135,705 shares of common stock. The note payable and accrued interest were paid in July 2001.

     In March 2001, the Company issued 20,500 shares of Series B preferred stock to officers, directors, and others at a price of $1 per share. Each of the preferred shares is convertible into 200 shares of common stock.

     In April 2001, the Company raised approximately $180,000, net of $20,000 in offering costs, in a private offering of 100,000 shares of Series C preferred stock at a price of $2 per share. Holders of the preferred shares will be entitled to receive cumulative preferential cash distributions at an annual rate of 9% of the liquidation preference of $3 per preferred share, accruing from the date of original issuance and payable quarterly in arrears on the last day of each calendar quarter of each year, commencing September 30, 2001.

     The preferred shares are redeemable at the Company's option at $6 per preferred share, plus any accumulated and unpaid dividends. However, redemption is not permitted unless the Company's common stock is trading at $5 per share or more. The preferred shares are convertible at the option of the holders of the preferred shares into shares of common stock on the basis of one preferred share convertible into 50 shares of common stock. In the event of dissolution of the Company, the holders of the preferred shares will be entitled to a liquidation preference for each preferred share of $3, plus any accumulated and unpaid dividends to the date of payment, subject to certain limitations.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Identification of Directors and Executive Officers. The current directors and officers of Millennium, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                          Age         Position

      Douglas P. Morris             45          President/Director
      Dan O. Price                  46          Vice President/Director
      Mark A. Scharmann             42          Secretary/Director

     Background information about the Company's officers and directors is as follows:

     Douglas P. Morris. Mr. Morris has been an officer and/or director of Millennium Electronics, Inc. since its inception. Mr. Morris is also an officer and director of Celtic Investment, Inc., a publicly traded financial services company. Mr. Morris since 1990 has also owned and operated H & M Capital Investments, Inc., (H & M). H & M is a privately held business-consulting firm. H & M consults with privately held and publicly held corporations relating to management, merger and acquisitions, debt and equity financing, capital market access, and market support for publicly traded securities. He has been and continues to be a director and consultant for several operating public companies. Mr. Morris has a BA from Brigham Young University and a Masters in Public Administration from the University of Southern California.

     Mark Scharmann. Mr. Scharmann has been a private investor and business consultant since 1981. Mr. Scharmann became involved in the consulting business following his compilation and editing in 1980 of a publication called Digest of Stocks Listed on the Intermountain Stock Exchange. In 1981 he compiled and edited an 800 page publication called the OTC Penny Stock Digest. Mr. Scharmann has rendered consulting services to public and private companies regarding reverse acquisition transactions and other matters. Mr. Scharmann was vice president of OTC Communications, Inc. from March 1984 to January 1987. From 1982 to 1996, he was the president of Royal Oak Resources Corporation. In 1996, Royal Oak Resources completed an acquisition and in connection therewith changed its name to Hitcom Corporation. Mr. Scharmann was the President of Norvex, Inc., a blank check company which completed an acquisition and in connection therewith, changed its name to Capital Title. Mr. Scharmann is a promoter of Nightingale,

Inc., a publicly-held corporation blank check company. He has also been an officer and director of several other blind pool companies.

     Dan O. Price. Mr. Price is currently employed by the University of Phoenix. Mr. Price has worked for five (5) years as Vice-President of Corporate Development for Troika Capital Investment. Prior to that, Mr. Price worked for seven (7) years as the National Sales Director for a business providing electronic bankcard processing and other merchant services. For four (4) years he worked as an Organizational Manager involved in direct sales of educational material, with 50 sales people in the western states under his management. Mr. Price has been in sales and marketing for twenty (20) years and sales management and business management for fifteen (15) years. Mr. Price received his B.A. from Weber State College in 1983. He has served as an officer and director on two (2) small publicly traded companies.

     Significant Employees.  None

     Family Relationships. There are no family relationships among our officers and directors.

     Other Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

     Compliance With Section 16(a). The Company's current officers and directors were appointed as officers and directors in June 2000. Since that time, the Company has been inactive except for dealing with creditors, raising a limited amount of capital, and the completion of a Chapter 7 bankruptcy proceeding relating to the Company's subsidiary, MMI. No SEC filings have been made by the Company or its management since 1999. There has been no trading activities in the Company's common stock since 1998 or 1999.

     Officers and directors Mark Scharmann and Dan Price did not file a Form 3 when they were appointed officers and directors of the Company in June 2000. They intend to file a Form 3 in the near future. Mr. Price owns no equity securities of the Company. Mr. Scharmann owns 5,000 shares of the Company's Series B Preferred Stock.

     Mr. Morris was a director of the Company prior to June 2000 and he filed a Form 3 in July 1997. He has not filed a Form 4 to report on his acquisition of 5,000 shares of Series B Preferred Stock in 2001.

ITEM 10.  EXECUTIVE COMPENSATION

     No  current   officer  or  director  of  the  Company  was  paid  any  cash compensation during the fiscal years ended December 31, 1998,1999, 2000 or 2001

Summary Compensation Table

     The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                                Annual Compensation                Long-Term Compensation
                        ----------------------------------  -------------------------------------
                                                                     Awards            Payouts
                                                            -----------------------  ------------       All
Name and Other Annual                         Options/                                                 Other
Principal Position      Year   Salary  Bonus  Compensation  Stock Awards  SAR's (#)  LTIP Payouts  Compensation
---------------------   -----  ------  -----  ------------  ------------  ---------  ------------  ------------
Douglas P. Morris (1)   2000   $- 0-    -0-           -0-           -0-        -0-           -0-           -0-
  President

(1) Mr. Morris was appointed President of the Company in June 2000.

Stock Options Granted in the Last Fiscal Year

     No stock options were granted to management during 1999, 2000 or 2001. No current officer or director owns any option to acquire any equity security of the Company.

Compensation of Directors

None

Employment Agreements

     The Company is currently not a party to any employment agreement with any officer, director or other person

Equity Compensation Plan Information

     Currently we have no equity compensation plans. NO current officer or director has been granted any compensatory option, warrant or other security.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our Common Stock beneficially owned as of August 15, 2002 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

                              Common                    Fully
Shareholder                   Stock        Percentage   Diluted (1)  Percentage
--------------------------   -------       ----------  ------------  ----------
Douglas P. Morris (2)(3)      29,830          .04%     1,029,830       6.191%
Mark A. Scharmann (2)(4)         -0-          -0-      1,000,000       6.06%
Dan O. Price (2)                 -0-          -0-            -0-         -0-
Troy Barnes (5)              770,000        14.32%       770,000       4.67%
Bradley and Donna Barnes     658,286        12.24%       658,286       3.99%
Daniel Glick                 269,434         5.00%       269,434       1.63%
Northcliffe Consulting (6)       -0-          -0-      1,000,000       6.06%

All officers and directors
as a group 3 persons          29,830          .04%     2,018,830      12.25%

TOTAL                      5,387,131          100%    16,476,131        100%


     (1) Includes common stock, and assumes conversion of Series B and Series C Preferred Stock into common stock.

     (2) These are the officers and directors of the Company.

     (3) Mr. Morris is the president of the Company. H&M Investment, Inc., a company owned by Mr. Morris is the record owner of 29,830 shares of common stock. Ensign Resources, a company owned by Mr. Morris, owns 5,000 shares of Series B Preferred Stock which are convertible into 1,000,000 shares of common stock. Therefore, assuming conversion of all shares of Preferred Stock into common stock, Mr. Morris is the beneficial owner of 1,029,830 shares of common stock.

     (4) Mr. Scharmann is the secretary of the Company. he owns 5,000 shares of Series B preferred stock which are convertible into 1,000,000 shares of common stock.

     (5) These are 5,000 shares of Series B Preferred Stock convertible into 1,000,000 shares of common stock.

Outstanding Options and Warrants

     The following options and warrants to purchase shares of the Company's common stock are outstanding:

                              Number       Grant      Expiration
Holder                        of Shares    Date       Date        Exercise Price
------                        ---------    ----       ----        --------------

Coast Business Credit         78,121       11/1/1997  11/7/2002   $5.00

Options:

1999 Non-Employee Directors stock option Plan
---------------------------------------------

Douglas Morris                10,000       3/1/1998   7/4/2008    $4.00

Fred O. Newton                10,000       3/1/1998   7/4/2008    $4.00

Barry Morganstein             10,000       3/1/1998   7/4/2008    $4.00

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cancellation of Shares

     In 1999, 2,915,816 shares owned by the former president of the Company, Troy Barnes were returned by Mr. Barnes to us and were cancelled.

Series B Preferred Stock

     We issued shares of our Series B Preferred Stock to nine subscribers including a company owned by our president, Douglas P. Morris and to our secretary, Mark Scharmann (see Item 5 and Item 11 of this Form 10-KSB.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                   FORM 8-K

        A.  Exhibits
                                                                 Sequentially
        Exhibit                                                     Numbered
        Number    Exhibit                                            Page
        ------    -------                                       --------------
        3.1       Articles of Incorporation*                          N/A
        3.2       Designation of Series B Preferred Stock             E-1
        3.3       Designation of Series C Preferred Stock             E-7
        3.4       Bylaws                                              E-14
        99.1      Certification of CEO/CFO                            E-34

*Articles of Incorporation of Millennium Electronics, Inc., Incorporated herein by reference from Exhibit 2 to Registrant's Current Report on Form 8-K dated April 14, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Millennium Electronics, Inc.


Date: August 22, 2002                     By /s/ Douglas P. Morris
                                          -------------------------------
                                               Douglas P. Morris
                                               President/CEO
                                               Principal Executive Officer
                                               Principal Financial Officer

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Millennium and in the capacities and on the dates indicated.

Signature                                 Capacity          Date

/s/ Douglas P. Morris                     CEO/Director      August 22, 2002
-------------------------------
Douglas P. Morris

/s/ Dan O. Price                          Director          August 22, 2002
-------------------------------
Dan O. Price

/s/ Mark A. Scharmann                     Director          August 22, 2002
-------------------------------
Mark A. Scharmann