Form 10KSB
period 2001-12-31
MILLENNIUM ELECTRONICS INC
filed 2002-09-04
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-22515

                          MILLENNIUM ELECTRONICS, INC.
                          ----------------------------
           (Name of Small Business Issuer as specified in its charter)

            Nevada                                               33-0750730
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification No.)

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

     The Issuer's revenues for the fiscal year ended December 31, 2001 were $-0-

     As of August 22, 2002, there were 5,376,131 shares of the Issuer's common stock were issued and outstanding of which 3,659,581 were held by non-affiliates. As of August 22, 2002, there was no market for the Issuer's common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to Millennium's shareholders for a vote during the last quarter of the year ended December 31, 2001.

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

Shares Issued in Unregistered Transactions

     Common Stock. We issued shares of our common stock in unregistered transactions in 1997 and 2001. The shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock issued were as follows:

      Shareholder or Group                      Date              Shares Issued
      --------------------                      ----              ------------

      MMI shareholders in Merger                1997               6,778,868
      Shares issued in Private Placement        1997               1,575,000(1)
      Shares issued to acquire NetRam           1997                 576,000
      Shares issued upon exercise of
           Options and Warrants                 1997                 478,197(2)
      Shares issued to Creditors                2001                235,705 (3)

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

      Name                          Consideration Paid            Shares Issued
      ----                          ------------------            -------------

      Ensign Resources               $5,000 cash                      5,000
      Mark A. Scharmann              $5,000 cash                      5,000
      Jeff Senglaub                  $4,000 cash                      4,000
      Northcliffe Consulting         $5,000 services                  5,000
      Suzanne Ferguson               $2,500 cash                      2,500
      Shane Yates                    $2,000 cash                      2,000
      Reed and Lorraine Mellor       $2,000 cash                      2,000
      Garry Bolinder                 $2,500 cash                      1,000
      Anthony Borowski, III          $2,500 cash                      2,500
                                    =================             =============

      Total                         $30,500                          30,500

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

      Name                                Consideration Paid       Shares Issued
      ----                                ------------------       -------------

Bruce Bolinder C/F Josh Bolinder               $  4,000                 2,000
Garry L. Bolinder C/F Boone Bolinder           $  3,000                 1,500

Craig J. Cassel                                $ 20,000                10,000
Mark Cassel & Leah Cassel JTWROS               $ 10,000                 5,000
David Dorton                                   $ 10,000                 5,000
G. Brad England                                $  4,000                 2,000
Lori A. Hanley IRA                             $  2,000                 1,000
Lynn  & Jeannie Jorgenson JTWROS               $  2,000                 1,000
John Kanavas                                   $  5,000                 2,500
Lee C. Krueger                                 $ 10,000                 5,000
Joseph V. Lemberger                            $  4,000                 2,000
Elmer J. Miller IRA                            $  4,978                 2,489
Jerry Mooren Ttee. The Hadinger
  Mooren  Ltd. Retirement Trust                $  6,000                 3,000
Robert W. Niebler Ttee. Mueller
  Drugs Inc. Retirement Plan                   $ 10,000                 5,000
Henry Wm. O'Bartuch, II                        $ 15,000                 7,500
Henry O'Bartuch, II Keogh                      $  5,850                 2,925
Henry O'Bartuch, II PSP                        $  3,900                 1,950
David R. Schroeckenthaler                      $  7,500                 3,750
Michael L. Senglaub                            $  1,500                   750
John V. Watson                                 $ 43,272                21,636
Rich Whittaker                                 $  4,000                 2,000
Cindy P. Yates                                 $ 12,000                 6,000
Jim Yates                                      $ 12,000                 6,000
                                          ==================       =============

      TOTAL                                    $200,000               100,000

Description of the Series C Preferred Shares

     General Our Articles of Incorporation authorizes the Board of Directors to designate one or more series of preferred stock from its authorized class of preferred stock. The Board of Directors adopted a resolution designating a Series "C" Preferred Stock consisting of 100,000 shares.

     Dividends The dividends payable on each Series C Preferred Share will be fixed at a rate per annum of 9 % of the liquidation preference of $3.00 per Series C Preferred Share. Dividends on the Series C Preferred Shares will be cumulative, will accrue from the date of initial issuance and will be payable monthly in arrears, on the last day of each calendar quarter of each year, commencing September 30, 2001, when, and if available and determined to be so payable by the Company, except as otherwise described below. We don't anticipate that dividends will be paid in the foreseeable future.

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

     Voting Rights The holders of Series C Preferred Stock shall have, in addition to any voting rights provided by law, the right to vote by casting 50 votes for each duly authorized, issued and outstanding share of Series C Preferred Stock held by them of record, as hereafter provided:

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

Liquidity and Capital Resources

     As of December 31, 2001, we had total assets of $74,599 consisting of cash. As of December 31, 2001, we had no liabilities.

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

Results of Operations

     We had no revenues in the years ended December 2001 and 2000. We had total expenses of $62,138 for the year ended December 31, 2001 and $3,761 for the year ended December 31, 2000. We anticipate that we will not generate any revenues until, we acquire or merge with another company.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            22

CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheet in Liquidation                           23

          Consolidated Statements of Changes in Net Assets in Liquidation     24

          Consolidated Statements of Stockholders' Equity in Liquidation      25

          Notes to consolidated Financial Statements in Liquidation      26 - 33

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Millennium Electronics, Inc.


We have audited the accompanying consolidated balance sheet of Millennium Electronics, Inc. and subsidiaries (in liquidation) as of December 31, 2001, and the related consolidated statements of changes in net assets and stockholders' equity (deficit) (in liquidation) for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Millennium Electronics, Inc. and subsidiaries as of December 31, 2001, and the consolidated changes in their net assets in liquidation for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 14, 2002

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET IN LIQUIDATION
                                                               December 31, 2001

--------------------------------------------------------------------------------


                                     ASSETS

Current assets
   Cash and cash equivalents                                        $   74,599
                                                                    ----------

            Total current assets                                    $   74,599
                                                                    ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable and accrued liabilities                         $        -
                                                                    ----------

      Total current liabilities                                              -
                                                                    ----------

Commitments

Stockholders' equity (deficit)
   Cumulative convertible preferred stock, Series B, $1 stated value
      50,000 shares authorized
      30,500 shares issued and outstanding                              30,500
   Cumulative convertible preferred stock, Series C, $2 stated value
      5,000,000 shares authorized
      100,000 shares issued and outstanding                            180,000
   Common stock, $0.001 par value
      25,000,000 shares authorized
      5,376,131 shares issued and outstanding                            5,876
   Additional paid-in capital                                        6,930,571
   Treasury stock, at cost                                             (50,000)
   Accumulated deficit                                              (7,022,348)
                                                                    ----------

         Total stockholders' equity (deficit)                           74,599
                                                                    ----------

            Total stockholders' equity (deficit)                    $   74,599
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                           For the Years Ended December 31, 2001

--------------------------------------------------------------------------------


                                                            2001          2000
                                                        -----------  -----------
Increase (decrease) in net liabilities in liquidation
   Interest, legal, and liquidation expenses            $   (62,138) $   (3,761)
   Issuance of Series B preferred stock                      20,500      10,000
   Proceeds from issuance of Series C preferred stock       180,000           -
   Issuance of common stock for extinguishment of debt        1,179           -
                                                        -----------  -----------

Total increase in net liabilities in liquidation before
   extraordinary item                                       139,541       6,239

Extraordinary item
   Gain on extinguishment and discharge of debt, net of
      income taxes of $0                                  1,932,565           -
                                                        -----------  -----------

Total increase in net liabilities in liquidation          2,072,106           -

Net liabilities in liquidation, beginning of year        (1,997,507) (2,003,746)
                                                        -----------  -----------

Net assets (liabilities) in liquidation, end of year    $    74,599 $(1,997,507)
                                                        ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                                                                                                        MILLENNIUM ELECTRONICS, INC.
                                                                                                                    AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) IN LIQUIDATION
                                                                                               For the Years Ended December 31, 2001

------------------------------------------------------------------------------------------------------------------------------------

                                   Preferred Stock
                       ------------------------------------ Common
                           Series B            Series C     Stock     Common Stock   Additional             Accumu-
                       ---------------- ------------------- to be   ----------------  Paid-In   Treasury     lated
                        Shares  Amount   Shares    Amount   Issued   Shares   Amount  Capital    Stock      Deficit       Total
                       ------- -------- --------- --------- ------- --------- ------ ---------- --------- ------------ ------------
Balance, December 31,
  1999                       - $      -         - $       -       - 5,140,426 $5,140 $6,930,128 $(50,000) $(8,889,014) $(2,003,746)
Issuance of Series B
  preferred stock       10,000   10,000                                                                                     10,000
Net loss                                                                                                       (3,761)      (3,761)
                       ------- -------- --------- --------- ------- --------- ------ ---------- --------- ------------ ------------
Balance, December 31,
  2000                  10,000   10,000         -         -       - 5,140,426  5,140  6,930,128  (50,000)  (8,892,775)  (1,997,507)
Issuance of Series B
  preferred stock       15,500   15,500                                                                                     15,500
Issuance of Series B
  preferred stock for
  services               5,000    5,000                                                                                      5,000
Issuance of Series C
  preferred stock, net
  of issuance costs                       100,000   180,000                                                                180,000
Issuance of common
  stock for
  extinguishment of
  debt                                                               100,000     100        400                                500
Issuance of common
  stock for
  extinguishment of
  debt                                                               135,705     136        543                                679
Issued common stock
  for fee to
  placement agent                                           500,000              500       (500)                                 -
Net income                                                                                                  1,870,427    1,870,427
                       ------- -------- --------- --------- ------- --------- ------ ---------- --------- ------------ ------------
Balance, December 31,
  2001                  30,500 $ 30,500   100,000 $ 180,000 500,000 5,376,131 $5,876 $6,930,571 $(50,000) $(7,022,348) $    74,599
                       ======= ======== ========= ========= ======= ========= ====== ========== ========= ============ ============


  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2001

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

     Basis of Presentation
     The Company changed its basis of accounting as of December 31, 1998 from a going concern basis to a liquidation basis, and therefore, the financial statements are on a liquidation basis. The Company terminated operations in April 1999. At such time, the Company was in default on its loans with Coast Business Credit ("the Bank"). On April 8, 1999, the Company transferred all of its assets to the Bank in a settlement of its outstanding debt to the Bank. These assets had previously been pledged to the Bank to secure such loan. The Company has been inactive since April 1999. Management measures the Company's assets and liabilities at the amounts of cash expected or to be expended in liquidation and reports changes in estimates when they are known.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Fair Value of Financial Instruments
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

     Treasury Stock
     The Company accounts for its treasury stock under the cost method, whereby purchases of treasury stock are recorded at the cost to the Company.

     Income Taxes
     Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the year ended December 31, 2001, such timing differences arose primarily from differences in the methods of accounting for book and tax purposes.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation's $100,000 insurance limit.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     In March 2001, the Company entered into a settlement agreement with a bank to relieve its $130,000 liability to the bank. In consideration for the bank's release, the Company paid $10,000, issued a note payable to the bank for $25,000, with interest at 8% per annum, and issued 100,000 shares of common stock to the bank. The note payable and accrued interest were paid in July 2001. The Company recorded a gain on settlement of liability of $94,500 based on the value of common stock that was issued. The value of the common stock that was issued was determined based on the conversion formula into common stock of convertible preferred stock issued for cash.

     In March 2001, the Company entered into a settlement agreement with a creditor to relieve a judgment in the California Superior Court in the principal amount of $170,706. In consideration, the Company paid $10,000, issued a note payable for $25,000, with interest at 8% per annum, and issued 135,705 shares of common stock. The note payable and accrued interest were paid in July 2001. The Company recorded a gain on settlement of liability of $135,057 based on the value of common stock that was issued. The value of the common stock that was issued was determined based on the conversion formula into common stock of convertible preferred stock issued for cash.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

     The Company has received a no asset notification from the bankruptcy court in July 2001. The court conducted a meeting of creditors on September 26, 2001, in which creditors did not challenge the case. Management and counsel are of the opinion that the closing of the case is merely an administrative matter, and the trustee will be filing a final report closing the case soon that will result in an effective discharge of all pre-petition debt. Accordingly, the Company has recorded an extraordinary gain of $1,703,010, which is included in gain on extinguishment and discharge of debt in the statement of changes of net assets in liquidation. In accordance with the internal revenue code, the gain on discharge of debt was applied to reduce the net operating loss carry forward.

NOTE 4 - STOCKHOLDERS' DEFICIT

     Preferred Stock, Series B
     In May 2000, the Company issued Series B convertible preferred stock with a stated value of $1 in a private offering to its officers, directors, and others at $1 per share. At December 31, 2001, there were 50,000 shares authorized and 30,500 shares issued and outstanding. The holders of the Series B preferred stock do not have any voting rights. Each share of the preferred stock is convertible into 200 shares of common stock. The Company is required to reserve an equal amount of authorized but unissued common stock at all times. No dividends are payable on Series B preferred stock.

     In March 2001, the Company issued 20,500 shares of Series B preferred stock to officers, directors, and others at a price of $1 per share. Each of the preferred shares is convertible into 200 shares of common stock.

     Preferred Stock, Series C
     In April 2001, the Company raised approximately $180,000, net of $22,500 in offering costs, in a private offering of 100,000 shares of Series C preferred stock at a price of $2 per share. The annual rate of dividends payable on each share of preferred stock will be 9% of the liquidation value thereof. All dividends on the preferred stock will be paid when, as, and if declared by the Company's Board of Directors with shares of the Company's common stock valued at $0.04 per share. Dividends on the preferred sock will begin to accrue and be cumulative from the date of the original issuance of the preferred stock. Each of the preferred shares is convertible into 50 shares of common stock.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 4 - STOCKHOLDERS' DEFICIT (Continued)

     The preferred shares are redeemable at the Company's option at price equal to 300% of the stated value per share, plus any accumulated and unpaid dividends. However, redemption is not permitted unless the Company's common stock is trading at $5 per share or more. The preferred shares are convertible at the option of the holders of the preferred shares into shares of common stock on the basis of one preferred share convertible into 50 shares of common stock. In the event of dissolution of the Company, the holders of the preferred shares will be entitled to a liquidation preference for each preferred share of $3, plus any accumulated and unpaid dividends to the date of payment, subject to certain limitations. At December 31, 2001, the cumulative unpaid dividends on Series C preferred stock amounted to $20,250.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 4 - STOCKHOLDERS' DEFICIT (Continued)

     Stock Option Plans (Continued)
     The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

     No options were granted, had expired, or were canceled during the year ended December 31, 2001.

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

     Options may be granted pursuant to the Plan during the period ending on July 14, 2008. There were 124,000 options outstanding and exercisable at December 31, 2001 at a weighted-average exercise price of $0.50.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 4 - STOCKHOLDERS' DEFICIT (Continued)

     The weighted-average remaining contractual life of options outstanding issued under the Qualified Plan was 8.83 years at December 31, 2001:

                                              Weighted-              Weighted-
                                               Average                Average
                                    Other     Exercise      Other    Exercise
                                   Options      Price     Warrants    Price
                                ----------  ----------  ----------  ----------
            Outstanding, December
              31, 1999             130,000  $     3.33     203,191  $     3.15
               Canceled                  -  $        -     (75,000) $     2.00
                                ----------              ----------

            Outstanding,
              December 31, 2000    130,000  $     3.33     128,191  $     3.82
               Expired            (100,000) $     3.13     (50,000) $     2.00
                                ----------              ----------

            Outstanding,
              December 31, 2001     30,000  $     4.00      78,191  $     5.00
                                ==========              ==========

            Exercisable,
              December 31, 2001     30,000  $     4.00      78,191  $     5.00
                                ==========              ==========

     The weighted-average remaining contractual life of other options and other warrants issued is 8.5 and 0.91 years, respectively, at December 31, 2001.

NOTE 5 - INCOME TAXES

     The components of the deferred income tax assets (liabilities) as of December 31, 2001 and 2000 were as follows:
                                                          2001         2000
                                                      -----------   ----------
            Deferred tax assets
               Net operating loss carryforward        $         -   $1,198,000
            Valuation allowance                                 -    1,198,000
                                                      -----------   ----------

                  Total                               $         -   $        -
                                                      ===========   ==========

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES (Continued)

     Because the Company has incurred a significant loss from operations during the year ended December 31, 2000 and MMI filed for Chapter 7 bankruptcy in August 2001, the Company elected not to recognize a tax benefit for net operating loss carryforwards and other deductible temporary differences and, accordingly, made a 100% valuation allowance for such losses and differences in 2000.


NOTE 6 - EXTRAORDINARY ITEM - GAIN ON DISCHARGE OF DEBT

     On July 26, 2001, the Court issued a no asset notice to creditors of MMI. A meeting of creditors was held on September 26, 2001. No creditor has challenged the pending Chapter 7 case. The trustee is processing the case and will ultimately file a final report to close the case. Management and counsel believe that the closing of the case is merely an administrative formality. In addition, the claims are over four years old. Under California law, the statute of limitations for asserting contract claims is four years. In substance, the case is effectively discharged and accounted for accordingly. Gain on discharge of debt has been treated as an extraordinary item. No income taxes are allocable to this gain. In accordance with the Internal Revenue Code, gain on discharge of debt out of bankruptcy is not a taxable gain. However, such a gain reduces the tax attributes of the entity. Accordingly, net operating loss carryforwards has been reduced.


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

ITEM 10.  EXECUTIVE COMPENSATION

     No  current   officer  or  director  of  the  Company  was  paid  any  cash compensation during the fiscal years ended December 31, 1998,1999, 2000 or 2001

Summary Compensation Table

     The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                                                                 Long-Term Compensation
                              Annual Compensation         -------------------------------------
                       ---------------------------------            Awards           Payouts         All
Name and Other Annual                       Options/      -----------------------  ------------     Other
Principal Position     Year  Salary  Bonus  Compensation  Stock Awards  SAR's (#)  LTIP Payouts  Compensation
---------------------  ----  ------  -----  ------------  ------------  ---------  ------------  ------------
Douglas P. Morris (1)  2001  $- 0-     -0-           -0-           -0-        -0-           -0-           -0-
  President            2000  $- 0-     -0-           -0-           -0-        -0-           -0-           -0-


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our Common Stock beneficially owned as of August 22, 2002 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

                              Common                  Fully
Shareholder                   Stock      Percentage  Diluted (1) Percentage
-----------                   -------    ----------  ----------- ----------
Douglas P. Morris (2)(3)       29,830        .04%    1,029,830     6.191%
Mark A. Scharmann (2)(4)          -0-         -0-    1,000,000      6.06%
Dan O. Price (2)                  -0-         -0-          -0-        -0-
Troy Barnes (5)               770,000      14.32%      770,000      4.67%
Bradley and Donna Barnes      658,286      12.24%      658,286      3.99%
Daniel Glick                  269,434       5.00%      269,434      1.63%
Northcliffe Consulting (6)        -0-         -0-    1,000,000      6.06%

All officers and directors
as a group 3 persons           29,830        .04%    2,018,830     12.25%

TOTAL                       5,387,131        100%   16,476,131       100%

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

Outstanding Options and Warrants

     The following options and warrants to purchase shares of the Company's common stock are outstanding:

                              Number         Grant    Expiration
Holder                        of Shares      Date       Date      Exercise Price
------                        ---------    ---------  ----------  --------------

Coast Business Credit          78,121      11/1/1997   11/7/2002    $5.00

Options:
-------
1999 Non-Employee Directors stock option Plan
---------------------------------------------
Douglas Morris                 10,000       3/1/1998    7/4/2008    $4.00

Fred O. Newton                 10,000       3/1/1998    7/4/2008    $4.00

Barry Morganstein              10,000       3/1/1998    7/4/2008    $4.00

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        A.  Exhibits
                                                                 Sequentially
        Exhibit                                                     Numbered
        Number    Exhibit                                            Page
        ------    -------                                       --------------
        3.1       Article of Incorporation*
        3.2       Designation of Series B Preferred Stock             **
        3.3       Designation of Series C Preferred Stock             **
        3.4       Bylaws                                              **
        99.1      Certification of CEO/CFO                            E-1

*Articles of Incorporation of Millennium Electronics, Inc., Incorporated herein by reference from Exhibit 2 to Registrant's Current Report on Form 8-K dated April 14, 1997.

** The documents are incorporated herein by reference from the Registrant's Form 10-KSB for the year ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Millennium Electronics, Inc.


Date: August 26, 2002                    By /s/ Douglas P. Morris
                                            -------------------------------
                                               Douglas P. Morris
                                               President/CEO
                                               Principal Executive Officer
                                               Principal Financial Officer

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Millennium and in the capacities and on the dates indicated.

Signature                                 Capacity          Date
---------                                 --------          ----

/s/ Douglas P. Morris                     CEO/Director      August 26, 2002
---------------------------------------
Douglas P. Morris

/s/ Dan O. Price                          Director          August 26, 2002
---------------------------------------
Dan O. Price

/s/ Mark A. Scharmann                     Director          August 26, 2002
---------------------------------------
Mark A. Scharmann