Form 10KSB
period 1999-12-31
MILLENNIUM ELECTRONICS INC
filed 2002-09-12
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-22515

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

     The Issuer's revenues for the fiscal year ended December 31, 1999 were $-0-

     As of September 5, 2002, there were 5,376,131 shares of the Issuer's common stock were issued and outstanding of which 3,659,581 were held by non-affiliates. As of September 5, 2002, there was no market for the Issuer's common stock.

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

     Chapter 7 Proceeding. Most of the liabilities incurred in our previous operations were incurred by, and were liabilities of, our subsidiary, MMI. In August 2001, we commenced a Chapter 7 bankruptcy liquidation proceeding to discharge such debt and liquidate MMI. The Chapter 7 bankruptcy proceeding was completed and Millennium Memory is no longer a subsidiary of the Company and we have no obligations related to the debt of Millennium Memory.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to Millennium's shareholders for a vote during the last quarter of the year ended December 31, 1999.

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

Shares Issued in Unregistered Transactions

     Common Stock. We issued shares of our common stock in unregistered transactions in 1997 and 2001. The shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock issued were as follows:

      Shareholder or Group                      Date              Shares Issued
      --------------------                      ----              -------------

      MMI shareholders in Merger                1997              6,778,868
      Shares issued in Private Placement        1997              1,575,000 (1)
      Shares issued to acquire NetRam           1997                576,000
      Shares issued upon exercise of
           Options and Warrants                 1997                478,197 (2)
      Shares issued to Creditors                2001                235,705 (3)

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

      Name                          Consideration Paid            Shares Issued
      ----                          ------------------            -------------

      Ensign Resources              $5,000 cash                       5,000
      Mark A. Scharmann             $5,000 cash                       5,000
      Jeff Senglaub                 $4,000 cash                       4,000
      Northcliffe Consulting        $5,000 services                   5,000
      Suzanne Ferguson              $2,500 cash                       2,500
      Shane Yates                   $2,000 cash                       2,000
      Reed and Lorraine Mellor      $2,000 cash                       2,000
      Garry Bolinder                $2,500 cash                       1,000
      Anthony Borowski, III         $2,500 cash                       2,500
                                    ==================            =============

      Total                         $30,500                          30,500

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

Results of Operations

     Revenues. We had no revenues in the year ended December 1999 and as described in Item 1 above, we terminate our operations in April 1999. For the year ended December 31, 1998, we had total revenues of $34,551,354.

     Cost of Sales. For the year ended December 31, 1998, our cost of sales was $33,716,465, resulting in gross profit of $834,889.

     Expenses. For the year ended December 31, 1999, we had total expenses of $528,748 that included, interest, legal, liquidation and other expenses. For the year ended December 31, 1998, we had total expenses of $9,264,902 consisting of
(1) selling, general and administrative expenses - $5,971,821; (2) loss on impairment of goodwill - $1,965,991; (3) other expenses - $492,577; (4) interest expense - $531,902; and (5) loss on impairment of property and equipment - $302,611.

     Net Loss. Our net loss for the year ended December 31, 1998 was $8,505,713. For the year ended December 31, 1999, we were in a liquidation mode and our net liabilities in liquidation increased from $1,332,930 at the beginning of the year to $2,003,746 at the end of the year.

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

     Operating History; No Assets; No Present Source of Revenues. We have been inactive since 1999. We intend to attempt to commence active operations in the future by acquiring a Target Business. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no resources and have had no revenues since 1998. In addition, we will not generate any revenues (other than investment income) until, at the earliest, the consummation of a Business Combination. Moreover, there can be no assurance that any Target Business will derive any material revenues from its operations or operate on a profitable basis.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            24

CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Statement of Net Liabilities in Liquidation            25

          Consolidated Statement of Changes in Net Assets in Liquidation      26

          Consolidated Statement of Operations                                27

          Consolidated Statements of Stockholders' Equity in Liquidation      28

          Consolidated Statement of Cash Flows                                29

          Notes to Consolidated Financial Statements in Liquidation      30 - 41

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Millennium Electronics, Inc.


We have audited the accompanying consolidated statement of net liabilities of Millennium Electronics, Inc. and subsidiaries (in liquidation) as of December 31, 1999, and the related consolidated statements of stockholders' equity for each of the two years then ended. We have also audited the related consolidated statement of changes in net liabilities in liquidation for the year ended December 31, 1999. In addition, we have audited the consolidated statements of operations and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the Company changed its basis of accounting as of December 31, 1998 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of Millennium Electronics, Inc. and subsidiaries as of December 31, 1999, and the consolidated changes in their net liabilities in liquidation for the year ended December 31, 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 14, 2001

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                                               December 31, 1999

--------------------------------------------------------------------------------


                                     ASSETS

            Total assets                                            $        -
                                                                    ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued liabilities                         $2,003,746
                                                                    ----------

      Total current liabilities                                      2,003,746
                                                                    ----------

Stockholders' deficit
   Convertible preferred stock, Series B, $1 par value
      50,000 shares authorized
      no shares issued and outstanding                                       -
   Preferred stock, $0.001 par value
      5,000,000 shares authorized
      no shares issued and outstanding                                       -
   Common stock, $0.001 par value
      25,000,000 shares authorized
      5,140,426 shares issued and outstanding                            5,140
   Additional paid-in capital                                        6,930,128
   Treasury stock, at cost                                             (50,000)
   Accumulated deficit                                              (8,889,014)
                                                                    ----------

         Total stockholders' deficit                                (2,003,746)
                                                                    ----------

            Total liabilities and stockholders' deficit             $        -
                                                                    ==========

   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------


Decrease in net liabilities in liquidation
   Interest, legal, and liquidation expenses                        $ (235,869)
   Other operating expenses                                           (292,879)
                                                                    ----------

      Total decrease in net liabilities in liquidation                (528,748)
                                                                    ----------

Adjustments of estimated values
   Proceeds from liquidation of assets in excess of book value           1,673
   Write-off of accounts receivable                                   (143,741)
                                                                    ----------

      Total adjustments of estimated values                           (142,068)
                                                                    ----------

         Total decrease in net liabilities in liquidation             (670,816)

Net liabilities in liquidation, beginning of year                   (1,332,930)
                                                                    ----------

Net liabilities in liquidation, end of year                        $(2,003,746)
                                                                    ==========








   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                            For the Year Ended December 31, 1998

--------------------------------------------------------------------------------


Net sales                                                          $34,551,354

Cost of sales                                                       33,716,465
                                                                    ----------

Gross profit                                                           834,889

Selling, general, and administrative expenses                       (5,971,821)
Loss on impairment of goodwill                                      (1,965,991)
                                                                    ----------

Loss from operations                                                (7,102,923)
                                                                    ----------

Other expense
   Other expense                                                      (492,577)
   Interest expense                                                   (531,902)
   Loss on impairment of property and equipment                       (302,611)
                                                                    ----------

      Total other expense                                           (1,327,090)
                                                                    ----------

Loss before provision for income taxes                              (8,430,013)

Provision for income taxes                                              75,700
                                                                    ----------

Net loss                                                           $(8,505,713)
                                                                    ==========

Basic and diluted loss per share                                    $    (1.03)
                                                                    ==========

Weighted-average shares outstanding                                  8,220,355
                                                                    ==========


   The accompanying notes are an integral part of these financial statements.


                                                                                                        MILLENNIUM ELECTRONICS, INC.
                                                                                                                    AND SUBSIDIARIES
                                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY IN LIQUIDATION
                                                                                               For the Years Ended December 31, 1999

------------------------------------------------------------------------------------------------------------------------------------

                             Preferred Stock                                                                Retained
                                Series B            Common Stock      Additional             Receivable     Earnings
                          --------------------  --------------------   Paid-In    Treasury      from      (Accumulated
                           Shares     Amount     Shares      Amount    Capital      Stock    Stockholder    Deficit)      Total
                          ---------  ---------  ---------- ---------  ----------  ---------  -----------  ------------ ------------
Balance, December 31,
  1997                            -  $       -   8,167,150 $   8,167  $6,575,359  $       -  $         -  $    287,515 $  6,871,041
Issuance of common
  stock for options and
  warrants related to the
  extension of options                             107,795       108     333,802                                            333,910
Issuance of common
  stock for options
  exercised                                          7,500         8      17,992                                             18,000
Issuance of warrants
  owned                                                                       20                                                 20
Other                                                                       (188)                                              (188)
Purchase of treasury
  stock                                                                             (50,000)                                (50,000)
Cancellation of
  common stock                                    (226,203)     (227)        227                                                  -
Net loss                                                                                                    (8,505,713)  (8,505,713)
                          ---------  ---------  ---------- ---------  ----------  ---------  -----------  ------------  -----------
Balance, December 31,
  1998                            -          -   8,056,242     8,056   6,927,212    (50,000)           -    (8,218,198)  (1,332,930)
Cancellation of
  common stock                                  (2,915,816)   (2,916)      2,916                                                  -
Change in net assets
  (liabilities)                                                                                               (670,816)    (670,816)
                          ---------  ---------  ---------- ---------  ----------  ---------  -----------  ------------  -----------
Balance, December 31,
  1999                            -  $       -  $5,140,426 $   5,140  $6,930,128  $ (50,000) $         -   $(8,889,014) $(2,003,746)
                          =========  =========  ========== =========  ==========  =========  ===========  ============  ===========

   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                            For the Year Ended December 31, 1998

--------------------------------------------------------------------------------

Cash flows from operating activities
   Net loss                                                        $(8,505,713)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
         Depreciation and amortization                                 449,200
         Loss in impairment of property and equipment                  302,611
         Loss on impairment of goodwill                              1,965,991
         Deferred income taxes                                         100,000
         (Increase) decrease in
            Accounts receivable                                      5,204,525
            Inventories                                              1,205,029
            Income taxes receivable                                    163,719
            Prepaid expenses                                           100,138
            Other assets                                                85,564
         Increase in
            Accounts payable and accrued liabilities                   875,887
                                                                    ----------

               Net cash provided by operating activities             1,946,951
                                                                    ----------
Cash flows from investing activities
   Acquisition of property and equipment                              (383,981)
   Repayment of note receivable to related parties                      28,713
                                                                    ----------

               Net cash used in investing activities                  (355,268)
                                                                    ----------
Cash flows from financing activities
   Net decrease in lines of credit                                  (3,543,748)
   Proceeds from stock subscription receivables                      1,846,107
   Purchase of treasury stock                                          (50,000)
                                                                    ----------

               Net cash used in financing activities                (1,747,641)
                                                                    ----------
                  Net decrease in cash and cash equivalents           (155,958)

Cash and cash equivalents, beginning of year                           211,273
                                                                    ----------

Cash and cash equivalents, end of year                              $   55,315
                                                                    ==========

Supplemental schedule of non-cash investing and financing activities During the year ended December 31, 1998, the Company transferred $29,165 worth of inventory to property and equipment.

   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

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

     In August 2001, MMI filed for liquidation under Chapter 7 of the United States Bankruptcy Code.

     Adjustments of Estimated Values
     Effective with the decision to liquidate on December 31, 1998, the carrying amounts of assets transferred to the Bank were adjusted to the amount received in the liquidation of the assets. The liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. The adjustments decreased net assets by $142,068 from $844,291 to $702,223.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     The consolidated financial statements include the accounts of MEI and its wholly owned subsidiaries, MMI and NetRam (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     In September 1997, the Company acquired Netram's computer manufacturing business and recorded $2,359,195 as goodwill. Subsequently, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluated the recoverability of its long-lived assets. The Company's computer manufacturing business is not generating any profit, and the rapidly changing and highly competitive computer manufacturing business will make it difficult to generate any profit in the future. The Company has decided to participate in the computer manufacturing business through subcontractors. The Company determined that the estimated future undiscounted cash flows of the Netram business will be below the carrying value of goodwill. Accordingly, during the year ended December 31, 1998, the Company wrote off $1,965,991, representing goodwill arising from the acquisition of Netram in 1997.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Income Taxes
     Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the year ended December 31, 1998, such timing differences arose primarily from differences in the methods of accounting for book and tax purposes.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Major Customers
     During the year ended December 31, 1998, the Company conducted business with three major customers who accounted for 47% of total sales. At December 31, 1998, the amounts due from these customers aggregated to $1,523,742.

NOTE 3 - LINES OF CREDIT

     As of December 31, 1998, the Company maintained a $10,000,000 line of credit (accounts receivable credit line), which was due to expire on September 30, 1999. The line bears interest at prime (7.75% at December 31,
     1998), plus 3%. The Company's ability to borrow money under this line of credit agreement is based upon a percentage of defined accounts receivable. In addition, the line of credit is collateralized by substantially all of the assets of the Company.

     The debt agreement contains certain restrictions and covenants that prohibit the Company from entering into certain transactions without lender approval and also limits distributions to stockholders. The Company has not been in compliance with all of its covenants since July 31, 1998. As a result, the Company paid interest at the higher of the default rate of prime, plus 5%, or $22,000 per month. (The line of credit has a minimum interest charge of $22,000 per month.) In addition, the Company is required to make a credit facility fee payment of $3,500 per quarter in advance and is assessed $500 per day for each day the Company is over-advanced. A $50,000 loan fee is payable on the earlier of the third anniversary date (September 1999) or the date the loan agreement is terminated or terminates by its terms. The $50,000 loan fee is being accrued over the term of the agreement.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------

NOTE 3 - LINES OF CREDIT (Continued)

     As of December 31, 1998, the Company had a $1,000,000 line of credit (inventory sub-limit). The Company borrowed an initial amount of $150,000, which was repaid on March 31, 1997. The Company's ability to borrow money under this facility agreement is based upon a percentage of defined inventory. This line of credit's remaining terms are identical to the accounts receivable credit line.

     The outstanding balance under the accounts receivable sub-limit at December 31, 1998 was $1,246,032. The outstanding balance under the inventory facility at December 31, 1998 was $87,506.

     On April 8, 1999, the Company was in default on its lines of credit and transferred all of its assets to the bank in a settlement of its outstanding debt. After liquidation of the assets, the amount of debt outstanding was $130,000. This amount was due on demand, but was relieved in connection with a settlement agreement in March 2001 (see Note 10).


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 31, 1999 consisted of the following:

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


NOTE 5 - STOCKHOLDERS' EQUITY

     Preferred Stock, Series B
     In May 2000, the Company issued Series B convertible preferred stock with a par value of $1 in a private offering to its officers, directors, and others at $1 per share. At December 31, 1999, there were 50,000 shares authorized and 10,000 shares issued and outstanding. The holders of the Series B preferred stock do not have any voting rights. Each share of the preferred stock is convertible into 200 shares of common stock. The Company is required to reserve an equal amount of authorized but unissued common stock at all times.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)
     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 1998:

            Net loss
               As reported                                          $(8,505,713)
               Pro forma                                            $(8,882,153)
            Basic loss per common share
               As reported                                          $     (1.03)
               Pro forma                                            $     (1.08)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1998: dividend yield of 0%, expected volatility of 48.2%, risk-free interest rate of 4.6%, and expected life of 2.76 years. The weighted-average fair value of options granted during the year ended December 31, 1998 was $1.04, and the weighted-average exercise price was $2.75.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)
     Only non-employee directors are eligible for option grants under the Plan. Each non-employee director will be granted an option to purchase 10,000 shares of the Company's common stock upon election to the Board of Directors (the "Initial Grant") and will receive options to purchase an additional 10,000 shares at the date of each Annual Meeting thereafter ("Annual Grants"). Each option, whether vested, and all rights and obligations thereunder expires 10 years from the date of grant. Initial grants vest over a two-year period with 50% of the options vesting on the first anniversary of the grant and the remaining shares vesting on the second anniversary of the grant. Annual Grants become fully vested on the first anniversary of the date of grant. The exercise price of the options granted under the Plan is 100% of the fair market value of the common stock on the date of grant.

     Options may be granted pursuant to the Plan during the period ending on July 14, 2008.

                                              Weighted-             Weighted-
                                               Average              Average
                               Non-Qualified   Exercise  Qualified  Exercise
                                   Plan        Price       Plan      Price
                               -------------  ---------  ---------  ---------
        Outstanding, December
          31, 1997                173,790     $    3.00    140,000  $    3.83
           Granted                      -     $       -    124,000  $    0.50
           Exercised              (20,209)    $    2.89          -  $       -
           Reclassed                    -     $       -    100,000  $    3.83
           Canceled               (10,567)    $    3.20   (100,000) $    5.00
                               -------------             ----------

        Outstanding, December
          31, 1998                143,014     $    3.00    264,000  $    1.83
           Canceled              (143,014)    $    3.00   (140,000) $    3.00
                               -------------             ----------

        Outstanding,
          December 31, 1999             -     $       -    124,000  $    0.50
                               =============             ==========

        Exercisable,
          December 31, 1999             -     $       -    124,000  $    0.50
                               =============             ==========

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)
     The weighted-average remaining contractual life of options outstanding issued under the Qualified Plan is 7.75 years at December 31, 1999:
                                              Weighted-             Weighted-
                                               Average              Average
                                   Other       Exercise    Other    Exercise
                                  Options       Price    Warrants     Price
                                -----------  ----------  ---------  ---------
          Outstanding, December
              31, 1997             697,106   $    3.88     442,108  $    3.14
               Granted             240,000   $    4.83           -  $       -
               Exercised            (7,500)  $    2.40    (107,795) $    2.87
               Re-classed         (100,000)  $    3.88           -  $       -
               Canceled           (107,106)  $    3.17    (131,122) $   3.125
                                ----------              ----------

          Outstanding, December
              31, 1998             722,500   $    3.63     203,191  $    3.15
               Canceled           (592,500)  $    3.69           -  $       -
                                ----------              ----------

          Outstanding, December
              31, 1999             130,000   $    3.33     203,191  $    3.15
                                ==========              ==========

          Exercisable,
              December 31, 1999    130,000   $    3.33     128,191  $    3.82
                                ==========              ==========

     The weighted-average remaining contractual life of other options and other warrants issued is 2.27 and 1.56 years, respectively, at December 31, 1998.

     Common Stock Issued/Repurchased/Canceled
     During the years ended December 31, 1999 and 1998, the Company completed the following common stock transactions of previously unissued common shares:

     o Issued 107,795 additional shares for options and warrants related to the extension of the option exercise period to February 14, 1998 for proceeds of $333,910.

     o Issued 7,500 additional shares for options exercised for proceeds of $18,000.

     o Repurchased 9,750 shares at a cost of $50,000 from the Company's market-maker.

     o Canceled 2,906,066 shares and the surrender of all options or other rights to acquire shares of the Company's stock in a settlement agreement with the Company's former Chief Executive Officer.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES

     The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes for the years ended December 31, 1999 and 1998:

                                                            1999          1998
                                                      -----------   ----------
            Current
               Federal                                $         -   $  (25,100)
               State                                            -          800
                                                      -----------   ----------

                                                                -      (24,300)
                                                      -----------   ----------
            Deferred
               Federal                                          -       75,000
               State                                            -       25,000
                                                      -----------   ----------

                                                                -      100,000
                                                      -----------   ----------
                  Total                                         -   $   75,700
                                                      ===========   ==========

     The components of the deferred income tax assets (liabilities) as of December 31, 1999 and 1998 were as follows:
                                                            1999          1998
                                                      -----------   ----------
            Deferred tax assets
               Net operating loss carryforward        $ 1,879,000   $1,651,000
               Inventory reserve                                -      190,000
               Amortization and write-off of
                  intangible assets                             -      847,000
               Accounts receivable allowance                    -      557,000
               Other                                            -      129,000
                                                      -----------   ----------

                                                        1,879,000    3,374,000
            Deferred tax liabilities
               Property and equipment                           -      (11,000)
                                                      -----------   ----------

                                                        1,879,000    3,363,000
            Valuation allowance                         1,879,000    3,363,000
                                                      -----------   ----------

                  Total                               $         -   $        -
                                                      ===========   ==========

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES (Continued)

     The provision for income taxes for the years ended December 31, 1999 and 1998 differs from the amount that would result from applying the federal statutory rate as follows:

                                                            1999          1998
                                                      -----------   ----------

            Statutory regular federal income tax rate        34.0%      (34.0)%
            Net operating loss carryforwards and
               temporary difference for which no
               benefit is currently realized                (34.0)       35.2
            Refund of prior year taxes                        -          (0.3)
                                                      -----------   ---------

                  Total                                       -  %        0.9%
                                                      ===========   =========

     Because the Company has incurred a significant loss from operations during the year ended December 31, 1998 and MMI filed for Chapter 7 bankruptcy in August 2001, the Company elected not to recognize a tax benefit for net operating loss carryforwards and other deductible temporary differences and, accordingly, made a 100% valuation allowance for such losses and differences.

NOTE 7 - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 1998, the Company recorded the following:

            Loss on impairment of goodwill                          $1,965,991
            Liability of early termination of office lease             430,000
            Inventory reserve                                          475,000
            Loss on impairment of property and equipment               302,611
                                                                    ----------

               Total                                                $3,173,602

NOTE 8 - SUBSEQUENT EVENTS

     In March 2001, the Company entered into a settlement agreement with a bank to relieve its $130,000 liability to the bank. In consideration for the bank's release, the Company paid $10,000, issued a note payable to the bank for $25,000, with interest at 8% per annum, and issued 100,000 shares of common stock to the bank. The note payable and accrued interest were paid in July 2001.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                            For the Year Ended December 31, 1999

--------------------------------------------------------------------------------

NOTE 8 - SUBSEQUENT EVENTS (Continued)

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

     Officers and directors Mark Scharmann and Dan Price did not file a Form 3 when they were appointed officers and directors of the Company in June 2000. On September 5, 2002, Mr. Scharmann filed a Form 3. Mr. Price intends to file a Form 3 in the near future. Mr. Price owns no equity securities of the Company. Mr. Scharmann owns 5,000 shares of the Company's Series B Preferred Stock.

     Mr. Morris was a director of the Company prior to June 2000 and he filed a Form 3 in July 1997. On September 3, 2002, Mr. Morris filed a Form 4 to report on his acquisition of 5,000 shares of Series B Preferred Stock in 2001.

ITEM 10.  EXECUTIVE COMPENSATION

     No  current   officer  or  director  of  the  Company  was  paid  any  cash compensation during the fiscal years ended December 31, 1998,1999, 2000 or 2001

Summary Compensation Table

     The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                                Annual Compensation                Long-Term Compensation
                        ----------------------------------  -------------------------------------
                                                                     Awards            Payouts
                                                            -----------------------  ------------       All
Name and Other Annual                         Options/                                                 Other
Principal Position      Year   Salary  Bonus  Compensation  Stock Awards  SAR's (#)  LTIP Payouts  Compensation
---------------------   -----  ------  -----  ------------  ------------  ---------  ------------  ------------
Douglas P. Morris (1)   2001   $- 0-    -0-           -0-           -0-        -0-           -0-           -0-
  President             2000   $- 0-    -0-           -0-           -0-        -0-           -0-           -0-
                        1999   $- 0-    -0-           -0-           -0-        -0-           -0-           -0-

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

                              Common                 Fully
Shareholder                   Stock      Percentage  Diluted (1)  Percentage
                              ---------  ----------  -----------  ----------
Douglas P. Morris (2)(3)         29,830        .04%    1,029,830      6.191%
Mark A. Scharmann (2)(4)            -0-         -0-    1,000,000       6.06%
Dan O. Price (2)                    -0-         -0-          -0-         -0-
Troy Barnes (5)                 770,000      14.32%      770,000       4.67%
Bradley and Donna Barnes        658,286      12.24%      658,286       3.99%

Daniel Glick                    269,434       5.00%      269,434       1.63%
Northcliffe Consulting (6)          -0-         -0-    1,000,000       6.06%

All officers and directors
as a group 3 persons             29,830        .04%    2,018,830      12.25%

TOTAL                         5,387,131        100%   16,476,131        100%


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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                   FORM 8-K

        A.  Exhibits
                                                                 Sequentially
        Exhibit                                                     Numbered
        Number    Exhibit                                            Page
        ------    -------                                       --------------
        3.1       Article of Incorporation                            *
        3.2       Designation of Series B Preferred Stock            **
        3.3       Designation of Series C Preferred Stock            **
        3.4       Bylaws                                             **
        99.1      Certification of CEO/CFO                           E-1

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

                                          Millennium Electronics, Inc.


Date: September 12, 2002                  By /s/ Douglas P. Morris
                                            ----------------------------------
                                               Douglas P. Morris
                                               President/CEO
                                               Principal Executive Officer
                                               Principal Financial Officer

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Millennium and in the capacities and on the dates indicated.

Signature                                 Capacity          Date
---------                                 --------          ----

/s/ Douglas P. Morris                     CEO/Director      September 12, 2002
----------------------------------
Douglas P. Morris

/s/ Dan O. Price                          Director          September 12, 2002
---------------------------------
Dan O. Price

/s/ Mark A. Scharmann                     Director          September 12, 2002
---------------------------------
Mark A. Scharmann