Form 10KSB
period 1998-12-31
MILLENNIUM ELECTRONICS INC
filed 2002-10-16
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-22515

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

                              130 East Main Street
                                 Heber City, UT
                                   (Zip Code)
                                      84032
                    (Address of principal executive offices)

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

     The Issuer's revenues for the fiscal year ended December 31, 1998 were $34,551,354

     As of October 10, 2002, there were 5,376,131 shares of the Issuer's common stock were issued and outstanding of which 3,659,581 were held by non-affiliates. As of October 10, 2002, there was no market for the Issuer's common stock.

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

     From 1997 to 1999, we manufactured and sold personal computer systems and semiconductor memory products through our wholly owned subsidiary, MMI. We were ultimately unsuccessful in our operations and in 1999, we terminated our operations. At such time, we were in default in our loans with Coast Business Credit, a division of Southern Pacific Bank. On April 8, 1999, we transferred all of our operating assets, and those of our subsidiary, MMI, to Coast Business Credit to be credited as payment toward our outstanding debt to Coast Business Credit. These assets had previously been pledged to Coast Business Credit to secure such loan. We have been inactive since April 1999. (See Item 1 - Additional Information)

     The Company's day-to-day management resigned in June 2000 and new management was appointed, to attempt to bring the Company current it its financial and SEC reports, to thereafter attempt to locate an investment or acquisition opportunity (a "Target Business"), and to acquire such Target Business through the issuance of our securities in a reverse merger type of transaction. Our Business Plan is described below. We have essentially no assets except for a limited amount of cash, and no current operations.

     In 2001, our subsidiary, MMI, was liquidated in a proceeding under Chapter 7 of the United States Bankruptcy Code.

     The Company has been required to file reports with the Securities and Exchange Commission since July 1997. As a result of our termination of operations, we failed to file, on a timely basis, our annual reports on Form 10-KSB for the years ended December 31, 1998, 1999, 2000 and 2001. Further, the last Form 10-QSB we filed was for the quarter ended September 30, 1998. In September 2002, we filed Form 10-KSB's for the years ended December 31, 1999, 2000 and 2001. With the filing of this 10-KSB for the year ended December 31, 1998, we are current with the filing of our Form 10-KSB's. We intend to file quarterly reports on Form 10-QSB for all quarters in calendar year 2002. Business Plan

     We intend to serve as a vehicle for the acquisition of, or the merger or consolidation with another company which may have potential for long-term growth ("Target Business"). We intend to utilize our common stock or other equity securities, debt securities, bank borrowings or a combination thereof in effecting a "Business Combination" with a Target Business which we believe has significant growth potential. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere. While we may, under certain circumstances, seek to complete Business Combinations with more than one Target Business, as a result of our limited resources, in all likelihood, we will have the ability to complete only a single Business Combination. We may complete a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth.

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

      Total Shares issued and
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's stockholders was held on July 14, 1998 at 5:00 p.m., local time, in Crystal Lake, Illinois 60014 for the following purposes:

          1. To elect five directors of the Company to serve until the 1999 Annual Meeting of Stockholders or until their successors have been duly elected and qualified;

          2. To approve the adoption of the 1998 Non-employee Directors Stock Option Plan and the reservation of 300,000 shares of Common Stock for issuance thereunder;

          3. To ratify the appointment of Singer Lewak Greenbaum & Goldstein LLP as independent public accountants of the Company for the fiscal year ending December 31, 1998 (Proposal 3); and

          4. To transact such other business as may properly be brought before the meeting and any adjournment(s) thereof.

     Current management of the Company is unable to locate the minutes of the above-referenced Annual Meeting, however, it is known that Items 2 and 3 above were approved by a majority of the votes cast in person or by proxy at the Annual Meeting. Further, the following Directors were elected at the Annual
Meeting: Troy Barnes, Fred O. Newton, Douglas P. Morris, Barry G. Morganstern and Anthony F. Coppla.

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

Shares Issued in Unregistered Transactions

     Common Stock. We issued shares of our common stock in unregistered transactions in 1997 and 2001. The shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock issued were as follows:

      Shareholder or Group                      Date              Shares Issued
      ----------------------------------        ----              --------------
      MMI shareholders in Merger                1997               6,778,868
      Shares issued in Private Placement        1997               1,575,000 (1)
      Shares issued to acquire NetRam           1997                 576,000
      Shares issued upon exercise of
           Options and Warrants                 1997                 478,197 (2)
      Shares issued to Creditors                2001                 235,705 (3)

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

      Name                          Consideration Paid            Shares Issued
      ------------------------      ------------------            -------------
      Ensign Resources              $ 5,000 cash                      5,000
      Mark A. Scharmann             $ 5,000 cash                      5,000
      Jeff Senglaub                 $ 4,000 cash                      4,000
      Northcliffe Consulting        $ 5,000 services                  5,000
      Suzanne Ferguson              $ 2,500 cash                      2,500
      Shane Yates                   $ 2,000 cash                      2,000
      Reed and Lorraine Mellor      $ 2,000 cash                      2,000
      Garry Bolinder                $ 2,500 cash                      1,000
      Anthony Borowski, III         $ 2,500 cash                      2,500
                                    ================              ===========

      Total                         $30,500                          30,500

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

      Name                                Consideration Paid       Shares Issued
------------------------------------      ------------------       -------------
Bruce Bolinder C/F Josh Bolinder             $  4,000                    2,000
Garry L. Bolinder C/F Boone Bolinder         $  3,000                    1,500
Craig J. Cassel                              $ 20,000                   10,000
Mark Cassel & Leah Cassel JTWROS             $ 10,000                    5,000
David Dorton                                 $ 10,000                    5,000
G. Brad England                              $  4,000                    2,000
Lori A. Hanley IRA                           $  2,000                    1,000
Lynn  & Jeannie Jorgenson JTWROS             $  2,000                    1,000
John Kanavas                                 $  5,000                    2,500
Lee C. Krueger                               $ 10,000                    5,000
Joseph V. Lemberger                          $  4,000                    2,000
Elmer J. Miller IRA                          $  4,978                    2,489
Jerry Mooren Ttee. The Hadinger
    Mooren  Ltd. Retirement Trust            $  6,000                    3,000
Robert W. Niebler Ttee. Mueller
    Drugs Inc. Retirement Plan               $ 10,000                    5,000
Henry Wm. O'Bartuch, II                      $ 15,000                    7,500
Henry O'Bartuch, II Keogh                    $  5,850                    2,925
Henry O'Bartuch, II PSP                      $  3,900                    1,950
David R. Schroeckenthaler                    $  7,500                    3,750
Michael L. Senglaub                          $  1,500                      750
John V. Watson                               $ 43,272                   21,636
Rich Whittaker                               $  4,000                    2,000
Cindy P. Yates                               $ 12,000                    6,000
Jim Yates                                    $ 12,000                    6,000
                                             ========                  =======

      TOTAL                                  $200,000                  100,000

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

Holders

     As of September 10, 2002, there were 5,376,131 shares of common stock outstanding and approximately 275 stockholders of record of common stock.

     As of September 10, 2002, there were 30,500 shares of Series B Preferred Stock outstanding owned by 9 stockholders.

     As of September 10, 2002, there were 100,000 shares of Series C Preferred Stock outstanding owned by 23 stockholders.

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

Dividends

     We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. Dividends of $9,000 were accrued on our Series C Preferred Stock as of September 10, 2002.

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

Liquidity and Capital Resources

     As of December 31, 1998, we had total assets of $2,193,723 and liabilities of $3,526,653. Subsequent to December 31, 1998, we terminated our operations, transferred our assets to our creditors and were totally inactive for several years. The December 31, 1998 financial statements were prepared on a liquidation basis as management decided to liquidate the wholly-owned operating subsidiary. In 2001 our wholly-owned subsidiary commenced a Chapter 7 bankruptcy proceeding which was completed in 2002. As of October 3, 2002, our total assets consisted of a limited amount of cash, less than $50,000, and our liabilities consisted of payables of less than $10,000. It is likely that we will be required to raise additional capital in order to attract and potential acquisition partner but there can be no assurance that we will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company's common stock which will result in the dilution of the percentage ownership of the current shareholders.

     We will continue to be an inactive company unless and until we raise additional capital and acquire an operating company. There can be no assurance that either will occur.

Results of Operations

     Revenues. As described in Item 1 above, we terminate our operations in April 1999. Accordingly, the historical financial statements of the Company contained in this Form 10-KSB and described in this Item 6, are not meaningful and have no bearing on future operating results. We had revenues of $34,551,354 for the year ended December 1998 compared to revenues of $47,468,949 for the year ended December 31, 1997.

     Cost of Sales. For the year ended December 31, 1998, our cost of sales was $33,716,465, resulting in gross profit of $834,889. For the year ended December 31, 1997, our cost of sales was $42,117,720 resulting in gross profit of $5,351,229.

     Expenses. For the year ended December 31, 1998, we had total expenses of $9,264,902 consisting of (1) selling, general and administrative expenses - $5,971,821; (2) loss on impairment of goodwill - $1,965,991; (3) other expenses
- $492,577; (4) interest expense - $531,902; and (5) loss on impairment of property and equipment - $302,611. For the year ended December 31, 1997, we had total expenses of $4,646,401 consisting of (1) selling, general and administrative expenses - $4,048,734; (2) other income of $20,280; and (3) interest expense - $617,974.

     Net Loss or Income. Our net loss for the year ended December 31, 1998 was $8,505,713. For the year ended December 31, 1997, we had net income of $612,195.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            22

CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheet in Liquidation                           23

          Consolidated Statement of Operations in Liquidation                 24

          Consolidated Statements of Stockholders' Equity in Liquidation 25 - 26

          Consolidated Statement of Cash Flows in Liquidation            27 - 28

          Notes to Consolidated Financial Statements in Liquidation      29 - 45

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Millennium Electronics, Inc.


We have audited the accompanying consolidated balance sheet of Millennium Electronics, Inc. and subsidiaries (in liquidation) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Millennium Electronics, Inc. and subsidiaries as of December 31, 1998, and the consolidated changes in their net assets in liquidation for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 14, 2001

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET IN LIQUIDATION
                                                               December 31, 1998
--------------------------------------------------------------------------------


                                     ASSETS

Current assets
   Cash and cash equivalents                                        $   55,315
   Accounts receivable, net of an allowance for doubtful
      accounts of $1,250,000                                         1,671,970
   Inventories                                                         336,637
                                                                    ----------

         Total current assets                                        2,063,922

Property and equipment, net                                             88,792
Other assets                                                            41,009
                                                                    ----------

            Total assets                                            $2,193,723
                                                                    ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Lines of credit                                                  $1,333,538
   Accounts payable and accrued liabilities                          2,193,115
                                                                    ----------

      Total current liabilities                                      3,526,653
                                                                    ----------

Stockholders' deficit
   Convertible preferred stock, Series B, $1 par value
      50,000 shares authorized
      no shares issued and outstanding                                       -
   Preferred stock, $0.001 par value
      5,000,000 shares authorized
      no shares issued and outstanding                                       -
   Common stock, $0.001 par value
      25,000,000 shares authorized
      8,056,242 shares issued and outstanding                            8,056
   Additional paid-in capital                                        6,927,212
   Treasury stock, at cost                                             (50,000)
   Accumulated deficit                                              (8,218,198)
                                                                    ----------

         Total stockholders' deficit                                (1,332,930)
                                                                    ----------

            Total liabilities and stockholders' deficit             $2,193,723
                                                                    ==========

   The accompanying notes are an integral part of these financial statements.
                                       24

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS IN LIQUIDATION
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------


                                                         1998           1997
                                                      -----------   -----------

Net sales                                             $34,551,354   $47,468,949

Cost of sales                                          33,716,465    42,117,720
                                                      -----------   -----------

Gross profit                                              834,889     5,351,229

Selling, general, and administrative expenses          (5,971,821)   (4,048,734)

Loss on impairment of goodwill                         (1,965,991)            -
                                                      -----------   -----------

Income (loss) from operations                          (7,102,923)    1,302,495
                                                      -----------   -----------

Other income (expense)
   Other income                                                 -        20,280
   Interest expense                                      (531,902)     (617,974)
   Other expense                                         (492,577)            -
   Loss on impairment of property and equipment          (302,611)            -
                                                      -----------   -----------

      Total other expense                              (1,327,090)     (597,694)
                                                      -----------   -----------

Income (loss) before provision for income taxes        (8,430,013)      704,801

Provision for income taxes                                 75,700        92,606
                                                      -----------   -----------

Net income (loss)                                     $(8,505,713)  $   612,195
                                                      ===========   ===========

Basic earnings (loss) per share                       $     (1.03)  $      0.09
                                                      ===========   ===========

Diluted earnings (loss) per share                     $     (1.03)  $      0.08
                                                      ===========   ===========

Weighted-average shares outstanding                     8,220,355     6,892,587
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.
                                       25


                                                                                     MILLENNIUM ELECTRONICS, INC.
                                                                                                 AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY IN LIQUIDATION
                                                                                 For the Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------

                                                                                           Retained
                                       Common Stock    Additional           Receivable     Earnings
                                    -----------------   Paid-In   Treasury     From      (Accumulated
                                      Shares   Amount   Capital    Stock    Stockholder     Deficit)    Total
                                    ---------  ------  ---------  --------  -----------  ------------  ----------
Balance, December 31, 1996          5,203,868  $5,204  $  38,196  $         $ (151,339)  $   789,195   $  681,256
Distributions to "S" corporation
  stockholders                                                                              (612,788)    (612,788)
Cancellation of shares               (130,098)   (130)       130                                                -
Transfer of capital resulting from
  converting from "S" corporation
  to "C" corporation                                     501,087                            (501,087)           -
Issuance of common stock for
  private placement                 1,575,000   1,575  2,377,160                                        2,378,735
  exercise of options and warrants    478,197     478  1,493,888                                        1,494,366
  merger of Beacon Capital
   Investment, Inc.                   464,183     464    387,474                                          387,938
  purchase of NetRam Components,
   Inc.                               576,000     576  1,727,424                                        1,728,000
Issuance of warrants in lieu of
  loan origination fees                                   50,000                                           50,000
Repayment of receivable from
  stockholder                                                                  151,339                    151,339
Net income                                                                                   612,195      612,195
                                    ---------  ------  ---------  --------  -----------  ------------  ----------

Balance, December 31, 1997          8,167,150   8,167  6,575,359         -           -       287,515    6,871,041
Issuance of common stock for
  options and warrants related
  to the extension of options         107,795     108    333,802                                          333,910


   The accompanying notes are an integral part of these financial statements.
                                       26


                                                                                        MILLENNIUM ELECTRONICS, INC.
                                                                                                    AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY IN LIQUIDATION
                                                                                    For the Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------

                                                                                             Retained
                                       Common Stock    Additional             Receivable     Earnings
                                    -----------------   Paid-In    Treasury      From      (Accumulated
                                      Shares   Amount   Capital     Stock     Stockholder     Deficit)     Total
                                    ---------  ------  ----------  ---------  -----------  ------------  -----------
Issuance of common stock for
  options exercised                     7,500  $    8  $   17,992  $          $            $             $    18,000
Issuance of warrants owned                                     20                                                 20
Other                                                        (188)                                              (188)
Purchase of treasury stock                                          (50,000)                                 (50,000)
Cancellation of common stock         (226,203)   (227)        227                                                  -
Net loss                                                                                    (8,505,713)   (8,505,713)
                                    ---------  ------  ----------  ---------  -----------  ------------  -----------

   Balance, December 31, 1998       8,056,242  $8,056  $6,927,212  $(50,000)  $        -   $(8,218,198)  $(1,332,930)
                                    =========  ======  ==========  =========  ===========  ============  ===========


   The accompanying notes are an integral part of these financial statements.
                                       27


                                                             MILLENNIUM ELECTRONICS, INC.
                                                                         AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS IN LIQUIDATION
                                                         For the Years Ended December 31,

-----------------------------------------------------------------------------------------

                                                                       1998          1997
                                                                 -----------   ----------
Cash flows from operating activities
  Net income (loss)                                              $(8,505,713)  $  612,195
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
     Depreciation and amortization                                   449,200      113,270
     Loss in impairment of property and equipment                    302,611            -
     Loss on impairment of goodwill                                1,965,991            -
     Deferred income taxes                                           100,000     (100,000)
     (Increase) decrease in
      Accounts receivable                                          5,204,525    2,227,388
      Inventories                                                  1,205,029     (776,486)
      Income taxes receivable                                        163,719     (163,719)
      Prepaid expenses                                               100,138      (66,793)
      Other assets                                                    85,564        8,224
     Increase in
      Accounts payable and accrued liabilities                       875,887   (3,434,836)
      Income taxes payable                                                 -      (10,881)
                                                                 -----------   ----------

        Net cash provided by (used in) operating activities        1,946,951   (1,591,638)
                                                                 -----------   ----------

Cash flows from investing activities
  Acquisition of property and equipment                             (383,981)    (101,706)
  Repayment (issuance) of note receivable to related parties          28,713      151,339
  Acquisition of Beacon Capital Investment, Inc., net of
   cash acquired                                                           -      513,534
  Acquisition of NetRam Components, Inc., net of cash acquired             -      261,712
  Other                                                                    -          999
                                                                 -----------   ----------

        Net cash provided by (used in) investing activities         (355,268)     825,878
                                                                 -----------   ----------

Cash flows from financing activities
  Decrease in book overdraft                                               -     (191,742)
  Net decrease in lines of credit                                 (3,543,748)    (355,468)
  Payments on note payable - stockholder                                   -     (298,811)
  Proceeds from private placement                                          -    3,000,000
  Payment of offering costs                                                -     (564,158)
  Proceeds from stock subscription receivables                     1,846,107            -
  Purchase of treasury stock                                         (50,000)           -
  Distribution to "S" corporation stockholders                             -     (612,788)
                                                                 -----------   ----------

        Net cash provided by (used in) financing activities       (1,747,641)     977,033
                                                                 -----------   ----------

   The accompanying notes are an integral part of these financial statements.
                                       28

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS IN LIQUIDATION
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                                            1998          1997
                                                      -----------   ----------

Net increase (decrease) in cash and cash equivalents  $   (155,958) $  211,273

Cash and cash equivalents, beginning of year              211,273            -
                                                      -----------   ----------

Cash and cash equivalents, end of year                $    55,315   $  211,273
                                                      ===========   ==========


Supplemental disclosures of cash flow information

   Interest paid                                      $         -   $  618,000
                                                      ===========   ==========

   Income taxes paid                                  $         -   $  356,325
                                                      ===========   ==========


Supplemental schedule of non-cash investing and financing activities
During the year ended December 31, 1998, the Company transferred $29,165 worth of inventory to property and equipment.

During the year ended December 31, 1997, the Company issued warrants for loan origination fees valued at $50,000 and issued stock subscription receivables in the amount of $1,494,366.








   The accompanying notes are an integral part of these financial statements.
                                       29

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

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

     Mergers and Acquisitions
     MEI is the successor by merger to Beacon Capital Investments, Inc., a Delaware corporation ("Beacon"), effective March 31, 1997. The exchange rate in the re-incorporation merger was two and one-half shares of Beacon for one share of MEI. Due to Beacon's lack of business activity prior to the merger, no excess cost over fair value of net assets acquired was recorded.
                                       30

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (Continued)

     Mergers and Acquisitions (Continued)
     In addition, in a substantially concurrent reverse triangular merger, Millennium Memory, Inc., a California corporation ("MMI"), became a wholly-owned subsidiary of MEI. MEI issued 6,778,868 shares of its common stock in a one-for-one exchange for all of the issued and outstanding common stock of MMI. Prior to the mergers, Beacon and MEI had no business activity. For accounting purposes, the acquisition by merger was treated as a recapitalization of MMI (reverse acquisition). MMI is presented as the continuing entity, and the historical financial statements are those of MMI. Historical stockholders' equity of MMI prior to the merger was retroactively restated for the equivalent number of shares received in the merger. In conjunction with the merger, MMI completed a private placement offering (see Note 7).

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

     The estimated fair value of assets acquired and liabilities assumed is summarized as follows:
                                                          NetRam        Beacon
                                                      ------------  -----------
            Cash                                      $   381,712   $  513,534
            Accounts receivable                         2,910,642            -
            Other assets                                  179,221            -
            Intangible assets                           2,359,195            -
            Accounts payable and other liabilities     (3,982,770)    (125,596)
                                                      ------------  -----------

               Purchase price                         $ 1,848,000   $  387,938
                                                      ============  ===========

     The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 1997 and reflects the results of operations of the Company as if the acquisitions of Beacon and NetRam had been effective January 1, 1997.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (Continued)

     Mergers and Acquisitions (Continued)
     The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

                                                                    December 31,
                                                                        1997
                                                                    ------------
                                                                    (unaudited)

            Net sales                                               $49,394,010
            Gross profit                                            $ 5,985,935
            Selling, general, and administrative expenses           $ 4,569,368
            Net income                                              $   668,487
            Basic income per share                                  $      0.09


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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by the weighted average method.

     Furniture and Equipment
     Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets as follows:

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments
     For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

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

     Earnings (Loss) per Share
     The Company  utilizes SFAS No. 128,  "Earnings  per Share." Basic  earnings
     (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings
     (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

     Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

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

     Major Customers
     During the year ended December 31, 1998, the Company conducted business with three major customers who accounted for 47% of total sales. During the year ended December 31, 1997, the Company conducted business with two major customers who accounted for 42% of total sales. At December 31, 1998, the amounts due from these customers aggregated to $1,523,742.


NOTE 3 - INVENTORIES

     Inventories at December 31, 1998 consisted of the following:

            Memory components                                       $  125,201
            Computers and components                                   211,436
                                                                    ----------

               Total                                                $  336,637
                                                                    ==========

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 consisted of the following:

            Computer and telephone equipment                        $   81,920
            Manufacturing equipment                                     11,891
            Office furniture                                            58,720
            Test equipment                                              47,159
                                                                    ----------

                                                                       199,690
            Less accumulated depreciation                              110,898
                                                                    ----------

               Total                                                $   88,792
                                                                    ==========


NOTE 5 - LINES OF CREDIT

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 5 - LINES OF CREDIT (Continued)

     The outstanding balance under the accounts receivable sub-limit at December 31, 1998 was $1,246,032. The outstanding balance under the inventory facility at December 31, 1998 was $87,506.

     On April 8, 1999, the Company was in default on its lines of credit and transferred all of its assets to the bank in a settlement of its outstanding debt. After liquidation of the assets, the amount of debt outstanding was $130,000. This amount was due on demand, but was relieved in connection with a settlement agreement in March 2001 (see Note 11).


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 31, 1998 consisted of the following:

            Accounts payable                                        $1,355,905
            Accrued lease termination liability                        430,000
            Other accrued liabilities                                  407,210
                                                                    ----------

               Total                                                $2,193,115
                                                                    ==========


NOTE 7 - STOCKHOLDERS' EQUITY

     Preferred Stock, Series B
     In May 2000, the Company issued Series B convertible preferred stock with a par value of $1 in a private offering to its officers, directors, and others at $1 per share. At December 31, 1998, there were 50,000 shares authorized and 10,000 shares issued and outstanding. The holders of the Series B preferred stock do not have any voting rights. Each share of the preferred stock is convertible into 200 shares of common stock. The Company is required to reserve an equal amount of authorized but unissued common stock at all times.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)
     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 1998 and 1997:

                                                            1998          1997
                                                      -----------   ----------
            Net income (loss)
               As reported                            $(8,505,713)  $  612,195
               Pro forma                              $(8,882,153)  $  144,455
            Basic earnings (loss) per common share
               As reported                            $     (1.03)  $     0.09
               Pro forma                              $     (1.08)  $     0.02

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1998 and 1997: dividend yields of 0% and 0%, respectively; expected volatility of 48.2% and 65%, respectively; risk-free interest rates of 4.6% and 5.7%, respectively; and expected lives of 2.76 and 2.27 years, respectively. The weighted-average fair value of options granted during the years ended December 31, 1998 and 1997 was $1.04 and $1.24, respectively, and the weighted-average exercise price was $2.75 and $3.21, respectively.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

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

                                               Weighted-               Weighted-
                                               Average                 Average
                               Non-Qualified   Exercise    Qualified   Exercise
                                   Plan          Price       Plan        Price
                                ----------     ---------  ----------  ----------
          Outstanding, December
              31, 1996                   -     $       -          -   $        -
               Granted             173,790     $    3.00    630,000   $     3.00
               Canceled                  -     $           (490,000)  $     3.00
                                ----------                ----------

          Outstanding, December
              31, 1997             173,790     $    3.00     140,000  $     3.83
               Granted                   -     $       -     124,000  $     0.50
               Exercised           (20,209)    $    2.89           -  $        -
               Reclassed                 -     $       -     100,000  $     3.83
               Canceled            (10,567)    $    3.20    (100,000) $     5.00
                                ----------                -----------

          Outstanding,
              December 31, 1998    143,014     $    3.00     264,000  $     1.83
                                ==========                ==========

          Exercisable,
              December 31, 1998    143,014     $             264,000  $
                                ==========                ==========

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)
     The weighted-average remaining contractual life of options outstanding issued under the Qualified Plan is 7.75 years at December 31, 1998:

                                         Weighted-               Weighted-
                                         Average                 Average
                                 Other   Exercise      Other     Exercise
                                Options   Price      Warrants     Price
                                -------- --------- ------------ ----------
         Outstanding, December
           31, 1997                   -  $       -           -  $        -
            Transferred from
               Beacon           364,000  $   3.125     560,220  $    3.125
            Granted             490,000  $   3.410     203,191  $    3.150
            Exercised          (156,894) $   3.125    (321,303) $    3.125
                               ---------              ---------

         Outstanding, December
           31, 1997             697,106  $   3.880     442,108  $    3.140
            Granted             240,000  $   4.830           -  $        -
            Exercised            (7,500) $   2.400    (107,795) $    2.870
            Re-classed         (100,000) $   3.880           -  $        -
            Canceled           (107,106) $   3.170    (131,122) $   3.1250
                               ---------              ---------

         Outstanding,
           December 31, 1998    722,500  $   3.630     203,191  $    3.150
                               =========              =========

         Exercisable,
           December 31, 1998    722,500  $             203,191  $
                               =========              =========

     The weighted-average remaining contractual life of other options and other warrants issued is 2.27 and 1.56 years, respectively, at December 31, 1998.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

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

     Common Stock Issued
     During the year ended December 31, 1997, the Company completed the following common stock transactions of previously unissued common shares:

     o Issued 1,575,000 shares for the private placement of MMI for net proceeds of $2,378,735, of which 75,000 shares were given to the placement agent as compensation.

     o    Issued 576,000 shares for the acquisition of NetRam.

     o Issued 478,197 shares for options and warrants exercised for proceeds of $1,494,366.

     o Canceled 130,098 shares that were placed in escrow upon the merger with Beacon.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

     The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes for the years ended December 31, 1998 and 1997:

                                                            1998          1997
                                                      -----------   ----------
            Current
               Federal                                $   (25,100)  $  145,000
               State                                          800       47,606
                                                      -----------   ----------

                                                          (24,300)     192,606
                                                      -----------   ----------

            Deferred
               Federal                                     75,000      (75,000)
               State                                       25,000      (25,000)
                                                      -----------   ----------

                                                          100,000     (100,000)
                                                      -----------   ----------

                  Total                               $    75,700   $   92,606
                                                      ===========   ==========

     The components of the deferred income tax assets (liabilities) as of December 31, 1998 were as follows:

            Deferred tax assets
               Net operating loss carryforward                      $1,651,000
               Inventory reserve                                       190,000
               Amortization and write-off of intangible assets         847,000
               Accounts receivable allowance                           557,000
               Other                                                   129,000
                                                                    ----------

                                                                     3,374,000
            Deferred tax liabilities
               Property and equipment                                  (11,000)
                                                                    ----------

                                                                     3,363,000
            Valuation allowance                                      3,363,000
                                                                    ----------

                  Total                                             $        -
                                                                    ==========

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (Continued)

     The provision for income taxes for the years ended December 31, 1998 and 1997 differs from the amount that would result from applying the federal statutory rate as follows:

                                                              1998       1997
                                                             -------    ------

            Statutory regular federal income tax rate        (34.0)%     34.0%
            State income taxes, net of federal benefit           -        6.2
            Deferred taxes recognized upon conversion to
               "C" corporation                                   -      (12.2)
            Income taxes as an "S" corporation                   -      (11.8)
            Other                                                -       (3.1)
            Net operating loss carryforwards and temporary
               difference for which no benefit is currently
               realized                                       35.2          -

            Refund of prior year taxes                        (0.3)         -
                                                             -------    ------

                  Total                                        0.9%      13.1%
                                                             =======    ======

     Because the Company has incurred a significant loss from operations during the year ended December 31, 1998 and MMI filed for Chapter 7 bankruptcy in August 2001, the Company elected not to recognize a tax benefit for net operating loss carryforwards and other deductible temporary differences and, accordingly, made a 100% valuation allowance for such losses and differences.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 9 - EARNINGS PER SHARE

      Earnings per share for the year ended December 31, 1997 is as follows:

                                             Income        Shares     Per Share
                                          (Numerator) (Denominator)     Amount
                                          ----------- -------------  ----------
            Basic EPS
               Income available to common
                  stockholders            $  612,195     6,892,587   $     0.09

            Effect of dilutive securities
               Options and warrants                -       525,350
                                          ----------   -----------

            Diluted EPS
               Income available to common
                  stockholders plus
                  assumed conversions     $  612,195     7,417,937   $     0.08
                                          ==========   ===========


NOTE 10 - FOURTH QUARTER ADJUSTMENTS

      During the fourth quarter of 1998, the Company recorded the following adjustment:

            Loss on impairment of goodwill                          $1,965,991
            Liability of early termination of office lease             430,000
            Inventory reserve                                          475,000
            Loss on impairment of property and equipment               302,611
                                                                    ----------

               Total                                                $3,173,602
                                                                    ==========


NOTE 11 - SUBSEQUENT EVENTS

     In March 2001, the Company entered into a settlement agreement with a bank to relieve its $130,000 liability to the bank. In consideration for the bank's release, the Company paid $10,000, issued a note payable to the bank for $25,000, with interest at 8% per annum, and issued 100,000 shares of common stock to the bank. The note payable and accrued interest were paid in July 2001.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                                AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION
                                           For the Years Ended December 31, 1998
--------------------------------------------------------------------------------

NOTE 11 - SUBSEQUENT EVENTS (Continued)

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

     Mark Scharmann. Mr. Scharmann has been a private investor and business consultant since 1981. Mr. Scharmann became involved in the consulting business following his compilation and editing in 1980 of a publication called "Digest of Stocks Listed on the Intermountain Stock Exchange." In 1981 he compiled and edited an 800 page publication called the "OTC Penny Stock Digest." Mr. Scharmann has rendered consulting services to public and private companies regarding reverse acquisition transactions and other matters. Mr. Scharmann was vice president of OTC Communications, Inc. from March 1984 to January 1987. From 1982 to 1996, he was the president of Royal Oak Resources Corporation. In 1996, Royal Oak Resources completed an acquisition and in connection therewith changed its name to Hitcom Corporation. Mr. Scharmann was the President of Norvex, Inc., a blank check company which completed an acquisition and in connection therewith, changed its name to Capital Title. Mr. Scharmann is a promoter of Nightingale, Inc., a publicly-held corporation blank check company. He has also been an officer and director of several other blind pool companies.

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

     Officers and directors Mark Scharmann and Dan Price did not file a Form 3 when they were appointed officers and directors of the Company in June 2000. On September 5, 2002, Mr. Scharmann filed a Form 3. On September 6, 2002 Mr. Price filed a Form 3. Mr. Price owns no equity securities of the Company. Mr. Scharmann owns 5,000 shares of the Company's Series B Preferred Stock.

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

Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                                  Annual Compensation                 Long-Term Compensation
                          -----------------------------------  -------------------------------------
                                                                       Awards             Payouts         All
Name and Other Annual                              Options/    -----------------------  ------------     Other
Principal Position        Year    Salary  Bonus  Compensation  Stock Awards  SAR's (#)  LTIP Payouts  Compensation
---------------------     ----  --------  -----  ------------  ------------  ---------  ------------  ------------
Douglas P. Morris (1)     2001  $  -0-     -0-       -0-           -0-          -0-         -0-           -0-
  President               2000  $  -0-     -0-       -0-           -0-          -0-         -0-           -0-
                          1999  $  -0-     -0-       -0-           -0-          -0-         -0-           -0-
                          1998  $  -0-     -0-       -0-           -0-          -0-         -0-           -0-
                          1997  $  -0-     -0-       -0-           -0-          -0-         -0-           -0-
Troy Barnes (2)           1998  $  -0-     -0-       -0-           -0-          -0-         -0-           -0-
                          1997  $257,978   -0-       -0-           -0-          -0-         -0-         $495,157

(1) Mr. Morris was appointed President of the Company in June 2000.

(2) Mr. Barnes was president of the Company in 1997 and 1998. He resigned as president in 1998. The amount listed above for "All Other Compensation" included an annual automobile allowance of $17,232 and distributions from Millennium Memory, Inc. prior to the merger with Beacon.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information regarding shares of our Common Stock beneficially owned as of September 10, 2002 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

                                   Common               Fully
Shareholder                        Stock    Percentage  Diluted (1)  Percentage
-------------------------------  ---------  ----------  -----------  ----------
Douglas P. Morris (2)(3)            29,830        .04%    1,029,830      6.191%
Mark A. Scharmann (2)(4)               -0-         -0-    1,000,000       6.06%
Dan O. Price (2)                       -0-         -0-          -0-         -0-
Troy Barnes (5)                    770,000      14.32%      770,000       4.67%
Bradley and Donna Barnes           658,286      12.24%      658,286       3.99%
Daniel Glick                       269,434       5.00%      269,434       1.63%
Northcliffe Consulting (6)             -0-         -0-    1,000,000       6.06%
All officers and directors as a
group 3 persons                     29,830        .04%    2,018,830      12.25%

TOTAL                            5,387,131        100%   16,476,131        100%

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

Outstanding Options and Warrants

     The following options and warrants to purchase shares of the Company's common stock are outstanding:

                              Number       Grant      Expiration
Holder                        of Shares    Date       Date        Exercise Price
------                        ---------    -----      ----------  --------------
Coast Business Credit         78,121       11/1/1997  11/7/2002   $5.00

Options:
--------
1999 Non-Employee Directors stock option Plan
---------------------------------------------
Douglas Morris          10,000      3/1/1998    7/4/2008    $4.00

Fred O. Newton          10,000      3/1/1998    7/4/2008    $4.00

Barry Morganstein       10,000      3/1/1998    7/4/2008    $4.00

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        A.  Exhibits
                                                                  Sequentially
        Exhibit                                                     Numbered
        Number    Exhibit                                             Page
        ------    -------                                       --------------
        3.1       Article of Incorporation                             **
        3.2       Designation of Series B Preferred Stock              **
        3.3       Designation of Series C Preferred Stock              **
        3.4       Bylaws                                               **
        99.1      Certification of CEO/CFO                             E-1

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

                                          Millennium Electronics, Inc.


Date: October 16, 2002                    By  /s/ Douglas P. Morris
                                          --------------------------------------
                                               Douglas P. Morris
                                               President/CEO
                                               Principal Executive Officer
                                               Principal Financial Officer

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Millennium and in the capacities and on the dates indicated.

Signature                                 Capacity          Date

/s/ Douglas P. Morris                     CEO/Director      October 16, 2002
-------------------------------------

Douglas P. Morris

/s/ Dan O. Price                          Director          October 16, 2002
-------------------------------------
Dan O. Price

/s/ Mark A. Scharmann                     Director          October 16, 2002
-------------------------------------
Mark A. Scharmann