Form 10QSB
period 2002-03-31
MILLENNIUM ELECTRONICS INC
filed 2002-11-06
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended March 31, 2002

                                       OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-22515


                          MILLENNIUM ELECTRONICS, INC.
           (Name of Small Business Issuer as specified in its charter)

                Nevada                             33-0750730
               (State or other jurisdiction of     (I.R.S. employer
               incorporation or organization       identification No.)



                      130 Main Street, Heber City, UT 84032
                    (Address of principal executive offices)

          Registrant's telephone no., including area code: (435) 654-3774


                                       N/A
          Former name, former address, and former fiscal year, if changed since last report.


     Securities registered pursuant to Section 12(b) of the Exchange Act: None

 Securities registered pursuant to Section 12(g) of the Exchange Act: $.001 Par
                               Value Common Stock


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes No X (2) Yes_X__ No____.

Common Stock outstanding at November __, 2002 - 5,376,131 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                        FINANCIAL STATEMENTS AND SCHEDULES
                            MILLENNIUM ELECTRONICS, INC.


                       For the Quarter ended March 31, 2002


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB

Item 1. Financial Statements:

            Balance Sheets--March 31, 2002                                     3

            Statements of Operations--for the three months
            ended March 31, 2002 and March 31, 2001                            4

            Statements of Cash Flows--for the three months ended March 31,
            2002 and March 31, 2001                                            5

            Notes to Financial Statements                                  6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10


                           PART II - OTHER INFORMATION

                                                                            Page

Item 1.      Legal Proceedings                                                21
Item 2.      Changes in the Rights of the Company's Security Holders          21
Item 3.      Defaults by the Company on its Senior Securities                 21
Item 4.      Submission of Matters to Vote of Security Holders                21
Item 5.      Other Information                                                21
Item 6(a).   Exhibits                                                         21
Item 6(b).   Reports on Form 8-K                                              21

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets
  Cash and cash equivalents                                          $   61,960
                                                                     -----------

      Total current assets                                           $   61,960
                                                                     ===========


                              STOCKHOLDERS' EQUITY

Commitments

Stockholders' equity
  Cumulative convertible preferred stock, Series B, $1 stated value
    50,000 shares authorized
    30,500 shares issued and outstanding                            $    30,500
  Cumulative convertible preferred stock, Series C, $2 stated value
    5,000,000 shares authorized
    100,000 shares issued and outstanding                               180,000
  Common stock, $0.001 par value
    25,000,000 shares authorized
    5,376,131 shares issued and outstanding                               5,876
  Additional paid-in capital                                          6,930,571
  Treasury stock, at cost                                               (50,000)
  Accumulated deficit                                                (7,034,987)
                                                                    ------------

      Total stockholders' equity                                    $     61,960
                                                                    ============






   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS
                           For the Three Months Ended March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                   2002              2001
                                                (unaudited)       (unaudited)


Selling, general, and administrative expenses   $   12,639        $   20,265
                                                -----------       -----------

Net loss                                        $  (12,639)       $  (20,265)
                                                ===========       ===========

Basic and diluted loss per share                $        -        $        -
                                                ===========       ===========

Weighted-average shares outstanding used to
  compute basic and diluted loss per share       5,376,131         5,376,131
                                                ===========       ===========





















    The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF CASH FLOWS
                           For the Three Months Ended March 31, 2002 (unaudited)
--------------------------------------------------------------------------------


                                                     2002            2001
                                                     ----            ----
                                                  (unaudited)    (unaudited)
Cash flows from operating activities
   Cash paid to suppliers and employees           $  (12,639)    $  (20,265)
                                                  -----------    -----------
     Net cash used in operating activities           (12,639)       (20,265)
                                                  -----------    -----------

Cash flows from financing activities
   Proceeds from issuance of preferred stock               -         16,500
                                                  -----------    -----------
     Net cash provided by financing activities             -         16,500
                                                  -----------    -----------
       Net decrease in cash                          (12,639)        (3,765)

Cash, beginning of period                             74,599          6,239
                                                  -----------    -----------
Cash, end of period                               $   61,960     $    2,474
                                                  ===========    ===========














    The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

      Millennium Electronics, Inc. (the "Company") was incorporated in Nevada on February 13, 1997 with the intent to be a holding company. The Company manufactured and sold personal computer systems and semiconductor memory products through its wholly owned subsidiary, Millennium Memory, Inc. ("MMI"), a California corporation. In August 2001, MMI filed for liquidation under Chapter 7 of the United States Bankruptcy Code and was liquidated. The Company is currently an inactive public shell without operations and is seeking to merge with an operating company.

NOTE 2 - GOING CONCERN

      The Company does not have any operating business and has limited resources. Cash on hand may not be sufficient to satisfy the Company's cash requirements during the next 12 months. The Company will seek additional financing in order to implement its business plan or consummate a merger. There is not any assurance that the Company will be able to raise the required capital. As such, the Company may not be able to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Development Stage Enterprise
      Since January 1, 2002, the Company has become a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising. The losses of $12,639 accumulated since January 1, 2002 have been considered as part of the Company's development stage activities.

      Comprehensive Income
      The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income that were material.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Cash and Cash Equivalents
      For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

      Fair Value of Financial Instruments
      For certain of the Company's financial instruments, including cash and cash equivalents, the carrying amounts approximate fair value due to their short maturities.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - STOCKHOLDERS' DEFICIT

      Preferred Stock, Series B
      In May 2000, the Company issued Series B convertible preferred stock with a stated value of $1 in a private offering to its officers, directors, and others at $1 per share. At March 31, 2002, there were 50,000 shares authorized and 30,500 shares issued and outstanding. The holders of the Series B preferred stock do not have any voting rights. Each share of the preferred stock is convertible into 200 shares of common stock. The Company is required to reserve an equal amount of authorized but unissued common stock at all times. No dividends are payable on Series B preferred stock.

      In March 2001, the Company issued 20,500 shares of Series B preferred stock to officers, directors, and others at a price of $1 per share. Each of the preferred shares is convertible into 200 shares of common stock.

      Preferred Stock, Series C
      In April 2001, the Company raised approximately $180,000, net of $22,500 in offering costs, in a private offering of 100,000 shares of Series C preferred stock at a price of $2 per share. The annual rate of dividends payable on each share of preferred stock will be 9% of the liquidation value thereof. All dividends on the preferred stock will be paid when, as, and if declared by the Company's Board of Directors with shares of the Company's common stock valued at $0.04 per share. Dividends on the preferred stock will begin to accrue and be cumulative from the date of the original issuance of the preferred stock. Each of the preferred shares is convertible into 50 shares of common stock.

      The preferred shares are redeemable at the Company's option at price equal to 300% of the stated value per share, plus any accumulated and unpaid dividends. However, redemption is not permitted unless the Company's common stock is trading at $5 per share or more. The preferred shares are convertible at the option of the holders of the preferred shares into shares of common stock on the basis of one preferred share convertible into 50 shares of common stock. In the event of dissolution of the Company, the holders of the preferred shares will be entitled to a liquidation preference for each preferred share of $3, plus any accumulated and unpaid dividends to the date of payment, subject to certain limitations. At March 31, 2002, the cumulative unpaid dividends on Series C preferred stock amounted to $33,750.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES

      At March 31, 2002, the Company had approximately $3,916,000 and $1,172,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, to reduce future taxable income. In the event of a change in ownership, the utilization of such losses may be limited.

      Because the Company does not have any operations or any revenue, the Company elected not to recognize a tax benefit for net operating loss carryforwards due to the uncertainty of its realization. Accordingly, the Company has recorded a 100% valuation allowance for such losses as of March 31, 2002.

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

      Operations in 1998 and 1999. Following the Merger, we operated our wholly-owned subsidiary, MMI, in the memory and computer business. Operations proved to be unsuccessful and all, or substantially all, of the Company's assets were disposed of on April 8, 1999 when our wholly owned subsidiary, MMI, surrendered and granted exclusive peaceful possession of MMI=s assets pledged as collateral (the "Collateral") to Coast Business Credit, a division of Southern Pacific Bank, due to MMI's default under the borrowing agreement (the "Agreement") with Coast Business Credit. MMI consented to the disposition of the Collateral by Coast Business Credit at a private or public sale. Proceeds from the sale or disposition of the Collateral was applied first to the costs of the sale, second to attorney's fees, third to accrued interest and fourth to unpaid principal. Pursuant to the Agreement, as of April 8, 1999, MMI was indebted to Coast Business Credit in the principal amount of $675,000.00. As of April 8, 1999 the MMI listed total assets of $631,500.00 and total current liabilities of $2,532,790.00.

      Appointment of New Management. From April 1999 to June 2002, the Company was inactive. In June 2000, previous management resigned and new officers and directors were appointed. The Company's new officers and directors are:

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

      Repayment of Coast Business Credit and De Lage Financial. We entered into Settlement Agreements with Coast Business Credit and with De Lage Landen Financial Services, Inc. in connection with outstanding debt we owed to each of these creditors. We owed approximately $300,000 to Coast Business Credit and $170,000 to De Lage Financial. As payment in full for such debt, we paid $35,000 in cash to each of these creditors and we issued 135,705 shares of our common stock to De Lage and 100,000 of our shares to Coast Business Credit's parent, Imperial Credit Industries, Inc. As a result of these transactions, our debt was reduced by approximately $470,000.

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

Liquidity and Capital Resources

        As of March 31, 2002, we had total assets of $61,960 consisting of cash. As of March 31, 2002, we had no liabilities. As of December 31, 2001, we had total assets of $74,599 consisting of cash. As of December 31, 2001, we had no liabilities.

        It is likely that we will be required to raise additional capital in order to attract a potential acquisition partner but there can be no assurance that we will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company's common stock which will result in the dilution of the percentage ownership of the current shareholders.

        We will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

        The Company has generated no revenues since the Confirmation Date of its Bankruptcy Reorganization. The Company will not generate any revenues, if ever, until and unless it merges with an operating company or raises additional capital for its own operations. There can be no assurance that either of such events will happen.

        The Company had a net loss of $12,369 the three months ended March 31, 2002. This compares to a net loss of $20,265 for the three months ended March 31, 2001. Selling and general and administrative expenses consist primarily of legal, accounting and printing charges for all periods presented.

Plan of Operation

        The Company's current business plan is to serve as a vehicle for the acquisition of, or the merger or consolidation with another company (a "Target Business"). The Company intends to utilize its limited current assets, equity securities, debt securities, borrowings or a combination thereof in effecting a Business Combination with a Target Business which the Company believes has significant growth potential. The Company's efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, the Company reserves the right to acquire a Target Business located primarily elsewhere. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of its limited resources the Company will, in all likelihood, have the ability to effect only a single Business Combination.

      The Company may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. To the extent the Company effects a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenue or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects a Business Combination with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that the Company will properly ascertain or assess all risks.

 Forward Outlook and Risks

      This Form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to Millennium are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. We are not a party to any legal proceeding. We did have a judgment in the amount of $170,705 against us entered in favor of De Lage Landen Financial Services. We negotiated a settlement and release of this judgment by paying $35,000 and issuing De Lage Landen Financial Services 135,705 shares of our common stock.

      In 2001, our subsidiary, Millennium Memory, Inc., a California corporation, commenced bankruptcy proceedings under Chapter 7 of the U.S. Bankruptcy Code. The Chapter 7 proceeding was completed and Millennium Memory, Inc., was liquidated and its liabilities extinguished.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2002.

Item 5.       Other Information.

Item 6(a). Exhibits. 99.1 Certificate of Chief Executive Officer/Chief Financial Officer

Item 6(b).    Reports on Form 8-K.  None.


                                    SIGNATURE


  In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   October 30, 2002        MILLENNIUM ELECTRONICS, INC.


                                 By         /s/ Douglas P. Morris
                                            Douglas P. Morris
                                            Principal Executive Officer
                                            Principal Financial Officer

            CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER
             PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas P. Morris certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Millennium Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 30, 2002

/s/ Douglas P. Morris
Douglas P. Morris,
Chief Executive Officer and Chief Financial Officer