Form 10QSB
period 2002-06-30
MILLENNIUM ELECTRONICS INC
filed 2002-11-06
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 2002

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


                       For the Quarter ended June 30, 2002


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB

Item 1.Financial Statements:

            Balance Sheets--June 30, 2002 and December 31, 2001                3

            Statements of Operations--for the three months and six months
            ended June 30, 2002 and June 30, 2001                              4

            Statements of Cash Flows--for the three months and six months
            ended June 30, 2002 and June 30, 2001                              5

            Notes to Financial Statements                                  6 - 9

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              10


                           PART II - OTHER INFORMATION

                                                                            Page

Item 1.     Legal Proceedings                                                 21
Item 2.     Changes in the Rights of the Company's Security Holders           21
Item 3.     Defaults by the Company on its Senior Securities                  21
Item 4.     Submission of Matters to Vote of Security Holders                 21
Item 5.     Other Information                                                 21
Item 6(a).  Exhibits                                                          21
Item 6(b).  Reports on Form 8-K                                               21

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                       June 30, 2002 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets
   Cash and cash equivalents                                         $   54,832
                                                                     ----------
                    Total current assets                             $   54,832
                                                                     ==========

                              STOCKHOLDERS' EQUITY

Commitments

Stockholders' equity
   Cumulative convertible preferred stock, Series B, $1 stated value
           50,000 shares authorized
           30,500 shares issued and outstanding                      $   30,500
   Cumulative convertible preferred stock, Series C, $2 stated value
           5,000,000 shares authorized
           100,000 shares issued and outstanding                        180,000
   Common stock, $0.001 par value
           25,000,000 shares authorized
           5,376,131 shares issued and outstanding                        5,876
Additional paid-in capital                                            6,930,571
Treasury stock, at cost                                                 (50,000)
Accumulated deficit                                                  (7,042,115)
                                                                     -----------

Total stockholders' equity                                           $   54,832
                                                                     ===========






    The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS
                    For the Three and Six Months Ended June 30, 2002 (unaudited)
--------------------------------------------------------------------------------


                         For the Three Months Ended    For the Six Months Ended
                                  June 30,                      June 30,
                           2002           2001            2002           2001
                        (unaudited)    (unaudited)     (unaudited)   (unaudited)

Selling, general,and
  administrative
  expenses              $     7,128    $    29,309     $   19,767    $   49,574
                        -----------    -----------     ----------    -----------


Net loss                $    (7,128)   $   (29,309)    $  (19,767)   $  (49,574)
                        ============   ============    ===========   ===========

Basic and diluted loss
  per share             $         -    $     (0.01)    $        -    $    (0.01)
                        ============   ============    ===========   ===========

Weighted-average
  shares outstanding
  used to computer
  basic and diluted loss
  per share                5,376,131      5,376,131      5,376,131     5,376,131
                        ============   ============    ===========   ===========
















    The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF CASH FLOWS
                    For the Three and Six Months Ended June 30, 2002 (unaudited)
--------------------------------------------------------------------------------

                          For the Three Months Ended    For the Six Months Ended
                                    June 30,                    June 30,
                               2002          2001          2002         2001
                            (unaudited)   (unaudited)   (unaudited)  (unaudited)

Cash flows from
operating activities
  Cash paid to suppliers
     and employees          $   (7,128)   $  (29,309)   $  (19,767)   $ (49,574)
                            -----------   -----------   -----------   ----------

Net cash used in operating
activities                      (7,128)      (29,309)      (19,767)     (49,574)
                            -----------   -----------   -----------   ----------

Cash flows from
financing activities
  Proceeds from issuance
    of preferred stock               -        60,000             -       76,500
                            -----------   -----------    ----------   ----------

Net cash provided by
financing activities                 -        60,000             -       76,500
                            -----------   -----------    ----------   ----------

Net increase (decrease)
in cash                         (7,128)       30,691       (19,767)      26,926


Cash, beginning of
period                          61,960         2,474        74,599        6,239
                            -----------   -----------    ----------   ----------

Cash, end of period         $   54,832    $   33,165     $  54,832    $  33,165
                            ===========   ===========    ==========   ==========




   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       June 30, 2002 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Development Stage Enterprise
      Since January 1, 2002, the Company has become a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising. The losses of $19,767 accumulated since January 1, 2002 have been considered as part of the Company's development stage activities.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       June 30, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Cash and Cash Equivalents
      For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       June 30, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - STOCKHOLDERS' DEFICIT

      Preferred Stock, Series B
      In May 2000, the Company issued Series B convertible preferred stock with a stated value of $1 in a private offering to its officers, directors, and others at $1 per share. At June 30, 2002, there were 50,000 shares authorized and 30,500 shares issued and outstanding. The holders of the Series B preferred stock do not have any voting rights. Each share of the preferred stock is convertible into 200 shares of common stock. The Company is required to reserve an equal amount of authorized but unissued common stock at all times. No dividends are payable on Series B preferred stock.

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

      The preferred shares are redeemable at the Company's option at price equal to 300% of the stated value per share, plus any accumulated and unpaid dividends. However, redemption is not permitted unless the Company's common stock is trading at $5 per share or more. The preferred shares are convertible at the option of the holders of the preferred shares into shares of common stock on the basis of one preferred share convertible into 50 shares of common stock. In the event of dissolution of the Company, the holders of the preferred shares will be entitled to a liquidation preference for each preferred share of $3, plus any accumulated and unpaid dividends to the date of payment, subject to certain limitations. At June 30, 2002, the cumulative unpaid dividends on Series C preferred stock amounted to $47,250.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       June 30, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES

      At June 30, 2002, the Company had approximately $3,922,000 and $1,179,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, to reduce future taxable income. In the event of a change in ownership, the utilization of such losses may be limited.

      Because the Company does not have any operations or any revenue, the Company elected not to recognize a tax benefit for net operating loss carryforwards due to the uncertainty of its realization. Accordingly, the Company has recorded a 100% valuation allowance for such losses as of June 30, 2002.

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

Liquidity and Capital Resources

        As of June 30, 2002, we had total assets of $54,832 consisting of cash. As of June 30, 2002, we had no liabilities. As of December 31, 2001, we had total assets of $74,599 consisting of cash. As of December 31, 2001, we had no liabilities.

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

        The Company had a net loss of $7,128 for the three months ended June 30, 2002 and a net loss of $19,767 for the six months ended June 30, 2002. This compares to a net loss of $29,309 for the three months ended June 30, 2001 and a net loss of $49,574 for the six months ended June 30, 2001. Selling and general and administrative expenses consist primarily of legal, accounting and printing charges for all periods presented.

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


Dated:   October 30, 2002        MILLENNIUM ELECTRONICS, INC.



                                 By         /s/ Douglas P. Morris
                                            Douglas P. Morris
                                            Principal Financial Officer

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