Form 10QSB
period 2002-09-30
MILLENNIUM ELECTRONICS INC
filed 2002-11-19
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2002

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


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes X No___ (2) Yes X No____.

Common Stock outstanding at November 18, 2002 - 5,376,131 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         MILLENNIUM ELECTRONICS, INC.


                   For the Quarter ended September 30, 2002


      The   following   financial   statements   and  schedules  of  the
      registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                       Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Balance Sheets--September 30, 2002                                 3

            Statements of Operations--for the three months and nine months
            ended September 30, 2002 and September 30, 2001                    4

            Statements of Cash Flows--for the three months and nine months
            ended September 30, 2002 and September 30, 2001                    5

            Notes to Financial Statements                                  6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Controls and Procedures, Evaluation of Disclosure Controls and
        Procedures                                                            21


                          PART II - OTHER INFORMATION

                                                                            Page
                                                                            ----
Item 1.     Legal Proceedings                                                 21
Item 2.     Changes in the Rights of the Company's Security Holders           21
Item 3.     Defaults by the Company on its Senior Securities                  21
Item 4.     Submission of Matters to Vote of Security Holders                 22
Item 5.     Other Information                                                 22
Item 6(a).  Exhibits                                                          22
Item 6(b).  Reports on Form 8-K                                               22

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                  September 30, 2002 (unaudited)
________________________________________________________________________________

                                     ASSETS
Current assets
   Cash and cash equivalents                                        $    39,788
                                                                    ------------
                Total current assets                                $    39,788
                                                                    ============

                              STOCKHOLDERS' EQUITY

Commitments

Stockholders' equity
   Cumulative convertible preferred stock, Series B, #1 stated value
        50,000 shares authorized
        30,500 shares issued and outstanding                        $    30,500
   Cumulative convertible preferred stock, Series C, #2 stated value
        5,000,000 shares authorized
        100,000 shares issued and outstanding                           180,000
   Common stock, $0.001 par value
        25,000,000 shares authorized
        5,376,131 shares issued and outstanding                           5,876
   Additional paid-in capital                                         6,930,571
   Treasury stock, at cost                                              (50,000)
   Accumulated deficit                                               (7,057,159)
                                                                    ------------

                Total stockholders' equity                          $    39,788
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS
              For the Three and Nine months Ended September 30, 2002 (unaudited)
________________________________________________________________________________

                               For the Three Months       For the Nine Months
                               Ended September 30,        Ended September 30,
                             ------------------------  ------------------------
                                2002         2001         2002         2001
                             (unaudited)  (unaudited)  (unaudited)  (unaudited)
                             -----------  -----------  -----------  -----------
Selling, general, and
  administrative
  expenses                   $   15,044   $   70,348   $   34,811   $  119,922
                             -----------  -----------  -----------  -----------

Net loss                     $  (15,044)  $  (70,348)  $  (34,811)  $ (119,922)
                             ===========  ===========  ===========  ===========

Basic and diluted loss
  per share                  $        -   $    (0.01)  $    (0.01)  $    (0.02)
                             ===========  ===========  ===========  ===========

Weighted-average
  shares outstanding
  used to compute
  basic and diluted loss
  per share                   5,376,131    5,376,131    5,376,131    5,376,131
                             ===========  ===========  ===========  ===========







   The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF CASH FLOWS
              For the Three and Nine months Ended September 30, 2002 (unaudited)
________________________________________________________________________________

                               For the Three Months       For the Nine Months
                               Ended September 30,        Ended September 30,
                             ------------------------  ------------------------
                                2002         2001         2002         2001
                             (unaudited)  (unaudited)  (unaudited)  (unaudited)
                             -----------  -----------  -----------  -----------
Cash flows from
operating activities
  Cash paid to suppliers
  and employees              $  (15,044)  $  (70,348)  $  (34,811)  $ (119,922)
                             -----------  -----------  -----------  -----------

Net cash used in operating
activities                      (15,044)     (70,348)     (34,811)    (119,922)
                             -----------  -----------  -----------  -----------

Cash flows from
financing activities
  Proceeds from issuance
  of preferred stock                  -       50,000            -      126,500
                             -----------  -----------  -----------  -----------

Net cash provided by
financing activities                  -       50,000            -      126,500
                             -----------  -----------  -----------  -----------

Net increase (decrease)
in cash                         (15,044)     (20,348)     (34,811)       6,578

Cash, beginning of
period                           54,832       33,165       74,599        6,239
                             -----------  -----------  -----------  -----------

Cash, end of period          $   39,788   $   12,817   $   39,788   $   12,817
                             ===========  ===========  ===========  ===========




  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
________________________________________________________________________________

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Development Stage Enterprise
     Since January 1, 2002, the Company has become a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising. The losses of $34,811 accumulated since January 1, 2002 have been considered as part of the Company's development stage activities.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
________________________________________________________________________________

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
________________________________________________________________________________

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

     The preferred shares are redeemable at the Company's option at price equal to 300% of the stated value per share, plus any accumulated and unpaid dividends. However, redemption is not permitted unless the Company's common stock is trading at $5 per share or more. The preferred shares are convertible at the option of the holders of the preferred shares into shares of common stock on the basis of one preferred share convertible into 50 shares of common stock. In the event of dissolution of the Company, the holders of the preferred shares will be entitled to a liquidation preference for each preferred share of $3, plus any accumulated and unpaid dividends to the date of payment, subject to certain limitations. At September 30, 2002, the cumulative unpaid dividends on Series C preferred stock amounted to $60,750.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
________________________________________________________________________________

NOTE 5 - INCOME TAXES

     At September 30, 2002, the Company had approximately $3,937,000 and $1,194,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, to reduce future taxable income. In the event of a change in ownership, the utilization of such losses may be limited.

     Because the Company does not have any operations or any revenue, the Company elected not to recognize a tax benefit for net operating loss carryforwards due to the uncertainty of its realization. Accordingly, the Company has recorded a 100% valuation allowance for such losses as of September 30, 2002.

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

     The Merger was effective March 31, 1997. Immediately following the change of domicile, the reverse split and the acquisition of MMI, the following shares of our common stock were issued and outstanding:

      Shares outstanding before the merger                   1,160,458
                                                             ---------
      Shares outstanding after reverse split                   464,183
      Shares issued in Merger                                6,778,868
                                                             ---------
      Total Shares to be issued and
        outstanding at closing of Merger                     7,243,051
                                                             =========

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

Liquidity and Capital Resources

     As of September 30, 2002, we had total assets of $39,788 consisting of cash. As of September 30, 2002, we had no liabilities. As of December 31, 2001, we had total assets of $74,599 consisting of cash. As of December 31, 2001, we had no liabilities.

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

     The Company had a net loss of $15,044 for the three months ended September 30, 2002 and a net loss of $34,811 for the nine months ended September 30, 2002. This compares to a net loss of $70,348 for the three months ended September 30, 2001 and a net loss of $119,922 for the nine months ended September 30, 2001.
Selling and general and administrative expenses consist primarily of legal, accounting and printing charges for all periods presented.

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

                       ITEM 3. CONTROLS AND PROCEDURES
               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken for the quarter ended September 30, 2002.

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

Item 2. Changes in the Rights of the Company's Security Holders.  None.

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 2002.

Item 5. Other Information.

Item 6(a). Exhibits. 99.1 Certificate of Chief Executive Officer/Chief Financial Officer

Item 6(b). Reports on Form 8-K.  None.


                                  SIGNATURE

     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 19th, 2002          MILLENNIUM ELECTRONICS, INC.



                                      By  /s/ Douglas P. Morris
                                          Principal Executive Officer
                                          Principal Financial Officer

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

Date:  November 19th, 2002

/s/ Douglas P. Morris,
Chief Executive Officer and Chief Financial Officer