Form 10KSB
period 2002-12-31
MILLENNIUM ELECTRONICS INC
filed 2003-04-02
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-22515

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.

     The Issuer's revenues for the fiscal year ended December 31, 2001 were $-0-

     As of March 25, 2003, there were 5,876,131 shares of the Issuer's common stock were issued and outstanding of which 5,846,301 were held by non-affiliates. As of March 25, 2003, there was no market for the Issuer's common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to Millennium's shareholders for a vote during the last quarter of the year ended December 31, 2002.

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

Shares Issued in Unregistered Transactions

     Common Stock. We issued shares of our common stock in unregistered transactions in 1997 and 2001. The shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock issued were as follows:

      Shareholder or Group                      Date              Shares Issued
      --------------------                      ----              -------------


      MMI shareholders in Merger                1997              6,778,868
      Shares issued in Private Placement        1997              1,575,000 (1)
      Shares issued to acquire NetRam           1997                576,000
      Shares issued upon exercise of
           Options and Warrants                 1997                478,197 (2)
      Shares issued to Creditors                2001                235,705 (3)
      Shares issued to Investment Banker        2002                500,000 (4)

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

     4. The Company issued 500,000 shares of its common stock to ACAP Financial for compensation for its services in connection with the sale of the Series C Preferred Stock.

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

     Series C Preferred Stock. In 2001, a total of 100,000 shares of our Series C Preferred Stock were issued in a non registered transaction in reliance on
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. ACAP Financial was hired as the Placement Agent in connection with the sale of such Series C shares. We paid the Placement Agent a cash sales commission of ten percent (10%) of the offering proceeds. Additionally, we issued the Placement Agent two shares of common stock for each one share of Series "C" Preferred Stock sold in the offering. A total of 200,000 shares of our common stock were issued to ACAP Financial as additional compensation. Each share of Series C Preferred Stock is convertible into 50 shares of our common stock. The shares of Series C Preferred Shares were issued to the following:

      Name                                 Consideration Paid      Shares Issued
      ----                                 ------------------      -------------


Bruce Bolinder C/F Josh Bolinder               $  4,000                 2,000
Garry L. Bolinder C/F Boone Bolinder           $  3,000                 1,500
Craig J. Cassel                                $ 20,000                10,000
Mark Cassel & Leah Cassel JTWROS               $ 10,000                 5,000
David Dorton                                   $ 10,000                 5,000
G. Brad England                                $  4,000                 2,000
Lori A. Hanley IRA                             $  2,000                 1,000
Lynn  & Jeannie Jorgenson JTWROS               $  2,000                 1,000
John Kanavas                                   $  5,000                 2,500
Lee C. Krueger                                 $ 10,000                 5,000
Joseph V. Lemberger                            $  4,000                 2,000
Elmer J. Miller IRA                            $  4,978                 2,489
Jerry Mooren Ttee. The Hadinger
  Mooren  Ltd. Retirement Trust                $  6,000                 3,000
Robert W. Niebler Ttee. Mueller
    Drugs Inc. Retirement Plan                 $ 10,000                 5,000
Henry Wm. O'Bartuch, II                        $ 15,000                 7,500
Henry O'Bartuch, II Keogh                      $  5,850                 2,925
Henry O'Bartuch, II PSP                        $  3,900                 1,950
David R. Schroeckenthaler                      $  7,500                 3,750
Michael L. Senglaub                            $  1,500                   750
John V. Watson                                 $ 43,272                21,636
Rich Whittaker                                 $  4,000                 2,000
Cindy P. Yates                                 $ 12,000                 6,000
Jim Yates                                      $ 12,000                 6,000
                                              =========              ========

      TOTAL                                    $200,000               100,000

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

Holders

     As of March 25, 2003, there were 5,876,131 shares of common stock outstanding and approximately 275 stockholders of record of common stock.

     As of March 25, 2003, there were 30,500 shares of Series B Preferred Stock outstanding owned by 9 stockholders.

     As of March 25, 2003, there were 100,000 shares of Series C Preferred Stock outstanding owned by 23 stockholders.

Total Shares Outstanding
                                                             After
Class                         Total                          Conversion*
-----                         -----                          -----------

Common Stock                  5,876,131                       5,876,131
Series B Preferred               30,500                       6,100,000
Series C Preferred              100,000                       5,000,000
                                                             ===========
TOTAL                                                        16,476,131

     * This column assumes the Series B and Series C Preferred Stock are converted into shares of common stock.

Dividends

     We have not paid any cash dividends since our inception and does not anticipate or contemplate paying dividends in the foreseeable future. Dividends of $74,250 were accrued on our Series C Preferred Stock as of December 31, 2002.

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

Liquidity and Capital Resources

     As of December 31, 2002, we had total assets of $14,718 consisting of cash. As of December 31, 2002, we had total liabilities of $13,016 consisting of accounts payable.

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

Results of Operations

     We had no revenues in the years ended December 2002 and 2001. We had total expenses of $72,911 for the year ended December 31, 2002 and $62,138 for the year ended December 31, 2001. We anticipate that we will not generate any revenues until, we acquire or merge with another company.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

INDEPENDENT AUDITOR'S REPORT                                            20

FINANCIAL STATEMENTS

          Balance Sheet                                                 21

          Statement of Operation                                        22

          Statement of Changes in Net Assets in Liquidation             23

          Statement of Shareholders' Equity in Liquidation              24

          Statement of Shareholders' Equity                             25

          Statement of Cash Flows                                       26

          Notes to Financial Statements                            27 - 32

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Millennium Electronics, Inc.


We have audited the accompanying balance sheet of Millennium Electronics, Inc. as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flow for the year then ended. We have also audited the statements of changes in net assets and shareholders' equity in liquidation for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Electronics, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, and the changes in its net assets in liquidation for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company does not have any operating business and has limited resources. In addition, the Company has incurred a loss from operations of $72,897 for the year ended December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, the Company changed its method of accounting in 2002 from liquidation basis to going concern basis.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 25, 2003

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                               December 31, 2002
--------------------------------------------------------------------------------

ASSETS
Current assets
    Cash and cash equivalents                                   $        14,718
                                                                ----------------
        Total current assets
                                                                $        14,718
                                                                ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                            $        11,816
    Accounts payable - related party                                      1,200
                                                                ----------------

        Total current liabilities                                        13,016
                                                                ----------------
Commitments

Shareholders' equity
    Cumulative convertible preferred stock, Series B,
    $1 stated value
        50,000 shares authorized
        30,500 shares issued and outstanding                             30,500

    Cumulative convertible preferred stock, Series C,
    $2 stated value
        5,000,000 shares authorized
        100,000 shares issued and outstanding                           180,000
    Common stock, $0.001 par value
        25,000,000 shares authorized
        5,876,131 shares issued and outstanding                           5,876
    Additional paid-in capital                                        6,930,571
    Treasury stock, at cost, 9,750 shares                               (50,000)
    Accumulated deficit                                              (7,095,245)
                                                                ----------------
        Total shareholders' equity                                        1,702
                                                                ----------------
            Total liabilities and shareholders' equity          $        14,718
                                                                ================

  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS
                                            For the Year Ended December 31, 2002

--------------------------------------------------------------------------------

Selling, general, and administrative expenses                       $    72,911
                                                                    ------------
Loss from operations                                                    (72,911)

Other income
        Interest income                                                      14
                                                                    ------------

Net loss                                                            $   (72,897)
                                                                    ============

Basic and diluted loss per share                                    $     (0.01)
                                                                    ============

Weighted-average shares outstanding                                   5,876,131
                                                                    ============























  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                            For the Year Ended December 31, 2001

--------------------------------------------------------------------------------


Increase (decrease) in net liabilities in liquidation
           Interest, legal, and liquidation expenses                  $ (62,138)
           Issuance of Series B preferred stock                          20,500
           Proceeds from issuance of Series C preferred stock           180,000
           Issuance of common stock for extinguishment of debt            1,179
                                                                      ----------

Total increase in net liabilities in liquidation before
extraordinary item                                                      139,541

Extraordinary item
           Gain on extinguishment and discharge of debt, net
           of income taxes of $0                                      1,932,565
                                                                      ----------

Total increase in net liabilities in liquidation                      2,072,106

Net liabilities in liquidation, beginning of year                    (1,997,507)
                                                                      ----------
Net assets in liquidation, end of year                                $  74,599
                                                                      ==========










  The accompanying notes are an integral part of these financial statements.

                                                                                                  MILLENNIUM ELECTRONICS, INC.
                                                                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                                             STATEMENT OF SHAREHOLDERS' EQUITY
                                                                                          For the Year Ended December 31, 2002

------------------------------------------------------------------------------------------------------------------------------
                              Preferred Stock
                              ---------------
                        Series B        Series C      Common     Common Stock   Additional
                     -------------- ---------------- Stock to  ----------------  Paid-In   Treasury  Accumulated
                     Shares  Amount Shares   Amount  be Issued  Shares   Amount  Capital    Stock      Deficit       Total
                     ------ ------- ------- -------- --------- --------- ------ ---------- --------- ------------ ------------
Balance, December
 31, 2000            10,000 $10,000       - $      -         - 5,140,426 $5,140 $6,930,128 $(50,000) $(8,892,775) $(1,997,507)
Issuance of Series B
 preferred stock     15,500  15,500                                                                                    15,500
Issuance of Series B
 preferred stock
 for services         5,000   5,000                                                                                     5,000
Issuance of Series C
 preferred stock,
 net of issuance
 costs                              100,000  180,000                                                                  180,000
Issuance ofcommon
 stock for extin-
 guishment of debt                                               100,000    100        400                                500
Issuance of common
 stock for extin-
 guishment of debt                                               135,705    136        543                                679
Issued common stock
 for fee to
 placement agent                                       500,000              500       (500)                                 -
Net income                                                                                             1,870,427    1,870,427
                                                                                                     ------------ ------------
Balance, December
 31, 2001            30,500 $30,500 100,000 $180,000   500,000 5,376,131 $5,876 $6,930,571 $(50,000) $(7,022,348) $    74,599
                     ====== ======= ======= ======== ========= ========= ====== ========== ========= ============ ============

  The accompanying notes are an integral part of these financial statements.

                                                                                                  MILLENNIUM ELECTRONICS, INC.
                                                                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                              STATEMENT OF SHAREHOLDERS' EQUITY IN LIQUIDATION
                                                                                          For the Year Ended December 31, 2002

------------------------------------------------------------------------------------------------------------------------------
                              Preferred Stock
                              ---------------
                        Series B        Series C      Common     Common Stock   Additional
                     -------------- ---------------- Stock to  ----------------  Paid-In   Treasury  Accumulated
                     Shares  Amount Shares   Amount  be Issued  Shares   Amount  Capital    Stock      Deficit      Total
                     ------ ------- ------- -------- --------- --------- ------ ---------- --------- ------------ ---------
Balance, December
 31, 2001            30,500 $30,500 100,000 $180,000   500,000 5,376,131 $5,876 $6,930,571 $(50,000) $ (7,022,348)$ 74,599
Issuance of common
 stock to placement
 agent in lieu of
 fees                                                 (500,000)  500,000                                                 -

Net loss                                                                                                  (72,897) (72,897)
                                                                                                     ------------- --------
Balance, December
 31, 2002            30,500 $30,500 100,000 $180,000         - 5,876,131 $5,876 $6,930,571 $(50,000) $  (7,095,245)$ 1,702


  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF CASH FLOWS
                                            For the Year Ended December 31, 2002

--------------------------------------------------------------------------------
Cash flows from operating activities
  Net  loss                                                       $ (72,897)
  Adjustment to reconcile net loss to net cash
   used in operating activities
    Increase in
      Accounts payable                                               11,816
      Accounts payable - related party                                1,200
                                                                  ----------

       Net cash used in operating activities and net decrease
       in cash and cash equivalents                                 (59,881)

Cash and cash equivalents, beginning of year                         74,599
                                                                  ----------
Cash and cash equivalents, end of year                            $  14,718
                                                                  ==========











  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002
--------------------------------------------------------------------------------


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


NOTE 2 - GOING CONCERN

     The Company does not have any operating business and has limited resources. Cash on hand may not be sufficient to satisfy the Company's cash requirements during the next 12 months. The Company will seek additional financing in order to implement its business plan or consummate a merger. The Company does not have any assurance that it will be able to raise the required capital. As such, the Company may not be able to continue as a going concern.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Development Stage Enterprise
     Since January 1, 2002, the Company has become a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising. The losses of $72,897 accumulated since January 1, 2002 have been considered as part of the Company's development stage activities. Accordingly, the Company changed its basis of presentation from liquidation basis to going concern basis.

     Basis of Presentation - 2001
     The financial statements for the year ended December 31, 2001 are presented on a liquidation basis as the Company had changed its basis of presentation from going concern to liquidation following the liquidation of MMI.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions.

NOTE 4 - SHAREHOLDERS' EQUITY

     Preferred Stock, Series B
     In May 2000, the Company issued Series B convertible preferred stock with a stated value of $1 in a private offering to its officers, directors, and others at $1 per share. At December 31, 2002, there were 50,000 shares authorized and 30,500 shares issued and outstanding. The holders of the Series B preferred stock do not have any voting rights. Each share of the preferred stock is convertible into 200 shares of common stock. The Company is required to reserve an equal amount of authorized but unissued common stock at all times. No dividends are payable on Series B preferred stock.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002
--------------------------------------------------------------------------------

NOTE 4 - SHAREHOLDERS' EQUITY (Continued)

      Preferred Stock, Series C (Continued)
     The preferred shares are redeemable at the Company's option at price equal to 300% of the stated value per share, plus any accumulated and unpaid dividends. However, redemption is not permitted unless the Company's common stock is trading at $5 per share or more. The preferred shares are convertible at the option of the holders of the preferred shares into shares of common stock on the basis of one preferred share convertible into 50 shares of common stock. In the event of dissolution of the Company, the holders of the preferred shares will be entitled to a liquidation preference for each preferred share of $3, plus any accumulated and unpaid dividends to the date of payment, subject to certain limitations. At December 31, 2002, the cumulative unpaid dividends on Series C preferred stock amounted to $74,250.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002
--------------------------------------------------------------------------------

NOTE 4 - SHAREHOLDERS' EQUITY (Continued)

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

     No options were granted, had expired, or were canceled during the years ended December 31, 2002 and 2001.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002
--------------------------------------------------------------------------------

NOTE 4 - SHAREHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)
                                              Weighted-               Weighted-
                                               Average                 Average
                                   Other       Exercise    Other      Exercise
                                  Options       Price     Warrants      Price
                                ----------- ----------- ----------- ------------
            Outstanding,
              December 31, 2000    130,000  $     3.33     128,191  $     3.82
               Expired            (100,000) $     3.13     (50,000) $     2.00
                                ----------              ----------

            Outstanding,
              December 31, 2001     30,000  $     4.00      78,191  $     5.00
               Expired                   -  $        -     (78,191) $     5.00
                                ----------              ----------

            Outstanding,
              December 31, 2002     30,000  $     4.00           -  $        -
                                ==========              ==========

            Exercisable,
              December 31, 2002     30,000  $     4.00           -  $        -
                                ==========              ==========

     The weighted-average  remaining contractual life of other options issued is
     5.5 years at December 31, 2002.

NOTE 5 - INCOME TAXES

     Because the Company does not have any operations or any revenue, the Company elected not to recognize a tax benefit for net operating loss carryforwards due to the uncertainty of its realization. Accordingly, the Company has recorded a 100% valuation allowance for such losses as of December 31, 2002.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Commencing September 2001, the Company operates from the office of a company owned by one of the Company's shareholders. Monthly payments are $400. Rent expense, including office supplies and telephone expense, for the years ended December 31, 2002 and 2001 amounted to $4,800 and $1,200, respectively.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Identification of Directors and Executive Officers. The current directors and officers of Millennium, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                          Age         Position

      Douglas P. Morris             46          President/Director
      Dan O. Price                  47          Vice President/Director
      Mark A. Scharmann             43          Secretary/Director

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

     Compliance With Section 16(a). Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2002 beneficial owners complied with
Section 16(a) filing requirements applicable to them.

ITEM 10.  EXECUTIVE COMPENSATION

     No  current   officer  or  director  of  the  Company  was  paid  any  cash compensation during the fiscal years ended December 31, 2000, 2001, or 2002.

Summary Compensation Table

     The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                            Annual Compensation             Long-Term Compensation
                      ------------------------------ -----------------------------------
                                                             Awards            Payouts
                                                     ---------------------- ------------     All
Name and Other Annual                     Options/                                          Other
Principal Position    Year Salary Bonus Compensation Stock Awards SAR's (#) LTIP Payouts Compensation
--------------------- ---- ------ ----- ------------ ------------ --------- ------------ ------------
Douglas P. Morris (1) 2002 $- 0-   -0-      -0-          -0-         -0-        -0-          -0-
  President           2001 $- 0-   -0-      -0-          -0-         -0-        -0-          -0-
                      2000 $- 0-   -0-      -0-          -0-         -0-        -0-          -0-

(1) Mr. Morris was appointed President of the Company in June 2000.

Stock Options Granted in the Last Fiscal Year

     No stock options were granted to management during 2000, 2001 or 2002. No current officer or director owns any option to acquire any equity security of the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our Common Stock beneficially owned as of March 24, 2003 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

                              Common                  Fully
Shareholder                   Stock    Percentage  Diluted (1)  Percentage
-----------                   ------   ----------  -----------  ----------
Douglas P. Morris (2)(3)      29,830      .04%      1,029,830     6.191%
Mark A. Scharmann (2)(4)         -0-       -0-      1,000,000      6.06%
Dan O. Price (2)                 -0-       -0-            -0-        -0-
Troy Barnes (5)              770,000    14.32%        770,000      4.67%
Bradley and Donna Barnes     658,286    12.24%        658,286      3.99%
Daniel Glick                 269,434     5.00%        269,434      1.63%
Northcliffe Consulting (6)       -0-       -0-      1,000,000      6.06%

All officers and directors
as a group 3 persons          29,830      .04%      2,018,830     12.25%

TOTAL                      5,876,131      100%     16,476,131       100%


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

Outstanding Options and Warrants

     The  following  options and  warrants to purchase  shares of the  Company's common stock are outstanding, all of which were issued under the 1999 Non-employee Directors Stock Option Plan:

                        Number      Grant       Expiration
Holder                  of Shares   Date        Date        Exercise Price
------                  ---------   ----        ----        --------------
Douglas Morris          10,000      3/1/1998    7/4/2008    $4.00

Fred O. Newton          10,000      3/1/1998    7/4/2008    $4.00

Barry Morganstein       10,000      3/1/1998    7/4/2008    $4.00

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

                                          Millennium Electronics, Inc.


      Date: April 1, 2003                      By /s/ Douglas P. Morris
                                               President/CEO
                                               Principal Executive Officer
                                               Principal Financial Officer

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Millennium and in the capacities and on the dates indicated.

Signature                                 Capacity          Date
---------                                 --------          ----

/s/ Douglas P. Morris                     CEO/Director      April 1, 2003


/s/ Dan O. Price                          Director          April 1, 2003


/s/ Mark A. Scharmann                     Director          April 1, 2003

          CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas P. Morris certify that:

1. I have reviewed this annual report on Form 10-KSB of Millennium Electronics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 1, 2003


/s/ Douglas P. Morris,
Chief Executive Officer and Chief Financial Officer