Form 10QSB
period 2003-03-31
MILLENNIUM ELECTRONICS INC
filed 2003-09-22
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2003

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



                      130 Main Street, Heber City, UT 84032
                      -------------------------------------
                    (Address of principal executive offices)

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


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes X No ____ (2) Yes X No ____.

Common Stock outstanding at August 26, 2003 - 5,876,131 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          MILLENNIUM ELECTRONICS, INC.


                      For the Quarter ended March 31, 2003


      The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Condensed Balance Sheet                                            3

            Condensed Statements of Operations                                 4

            Condensed Statements of Cash Flows                                 5

            Notes to Condensed Financial Statements                        6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Controls and Procedures, Evaluation of Disclosure Controls and
        Procedures                                                            20


                           PART II - OTHER INFORMATION

                                                                            Page

Item 1.     Legal Proceedings                                                 21
Item 2.     Changes in the Rights of the Company's Security Holders           21
Item 3.     Defaults by the Company on its Senior Securities                  21
Item 4.     Submission of Matters to Vote of Security Holders                 21
Item 5.     Other Information                                                 21
Item 6(a).  Exhibits                                                          21
Item 6(b).  Reports on Form 8-K                                               22

                                                   MILLENNIUM ELECTRONICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                        CONDENSED BALANCE SHEET
                                                     March 31, 2003 (unaudited)
-------------------------------------------------------------------------------

                                     ASSETS

Current assets
 Cash and cash equivalents                             $      3,199
                                                       -------------

                    Total current assets               $      3,199
                                                       =============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                      $      3,150
 Accounts payable - related party                             2,400
                                                       -------------

        Total current liabilities                             5,550
                                                       -------------

Shareholders' deficit
 Cumulative convertible preferred stock, Series B, $1
 stated value
        50,000 shares authorized
        30,500 shares (unaudited) issued and
        outstanding                                          30,500
 Cumulative convertible preferred stock, Series C, $2
 stated value
        5,000,000 shares authorized
        100,000 shares (unaudited) issued and
        outstanding                                         180,000
 Common stock, $0.001 par value
        25,000,000 shares authorized
        5,876,131 shares (unaudited) issued and
        outstanding                                           5,876
 Additional paid-in capital                               6,930,571
 Treasury stock, at cost, 9,750 shares (unaudited)          (50,000)
 Accumulated deficit                                     (7,099,298)
                                                       -------------

              Total shareholders' deficit                    (2,351)
                                                       -------------

                    Total liabilities and
                    shareholders' deficit              $      3,199
                                                       =============

  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2003 and 2002 (unaudited) and for the Period from January 1, 2002 to March 31, 2003 (unaudited)
--------------------------------------------------------------------------------

                                                                 For the
                                                               Period from
                                   For the Three Months Ended  January 1,
                                           March 31,             2002 to
                                           ---------            March 31,
                                       2003         2002          2003
                                   ------------  ------------  -----------
Selling, general, and
administrative
   expenses                        $     4,053   $    12,639   $   76,964
                                   ------------  ------------  -----------

Loss from operations
                                        (4,053)      (12,639)     (76,964)

Other income
   Interest income                           -             -           14
                                   ------------  ------------  -----------

Net loss                           $    (4,053)  $   (12,639)  $  (76,950)
                                   ============  ============  ===========

Basic and diluted loss per share   $         -   $         -   $    (0.01)
                                   ============  ============  ===========

Weighted-average shares
   outstanding                       5,876,131     5,376,131    5,476,131
                                   ============  ============  ===========







  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2003 and 2002 (unaudited) and for the Period from January 1, 2002 to March 31, 2003 (unaudited)
--------------------------------------------------------------------------------

                                                                         For the
                                                                       Period from
                                           For the Three Months Ended   January 1,
                                                   March 31,             2002 to
                                                   ---------             March 31,
                                               2003         2002          2003
                                           ------------  ------------  -----------
Cash flows from operating
activities
   Net loss                                $    (4,053)  $   (12,639)  $  (76,950)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Increase (decrease) in
          Accounts payable                      (8,666)            -        3,150
          Accounts payable - related
            party                                1,200             -        2,400
                                           ------------  ------------  -----------

Net cash used in operating activities and
   net decrease in cash and cash
   equivalents                                 (11,519)      (12,639)     (71,400)

Cash and cash equivalents, beginning
   of period                                    14,718        74,599       74,599
                                           ------------  ------------  -----------

Cash and cash equivalents, end of
   period                                  $     3,199   $    61,960   $    3,199
                                           ============  ============  ===========







  The accompanying notes are an integral part of these financial statements

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Development Stage Enterprise
     Since January 1, 2002, the Company has become a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising. The losses of $76,950 accumulated since January 1, 2002 have been considered as part of the Company's development stage activities.

     Basis of Presentation
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended
     March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)
--------------------------------------------------------------------------------

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

     Fair Value of Financial Instruments
     The Company's financial instruments include cash and cash equivalents. The book value of all other financial instruments are representative of their fair values.

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions.

NOTE 4 - SHAREHOLDERS' EQUITY

     Preferred Stock, Series B
     In May 2000, the Company issued Series B convertible preferred stock with a stated value of $1 in a private offering to its officers, directors, and others at $1 per share. At March 31, 2003, there were 50,000 shares authorized and 30,500 shares issued and outstanding. The holders of the Series B preferred stock do not have any voting rights. Each share of the preferred stock is convertible into 200 shares of common stock. The Company is required to reserve an equal amount of authorized but unissued common stock at all times. No dividends are payable on Series B preferred stock.

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

     The preferred shares are redeemable at the Company's option at price equal to 300% of the stated value per share, plus any accumulated and unpaid dividends. However, redemption is not permitted unless the Company's common stock is trading at $5 per share or more. The preferred shares are convertible at the option of the holders of the preferred shares into shares of common stock on the basis of one preferred share convertible into 50 shares of common stock. In the event of dissolution of the Company, the holders of the preferred shares will be entitled to a liquidation preference for each preferred share of $3, plus any accumulated and unpaid dividends to the date of payment, subject to certain limitations. At March 31, 2003, the cumulative unpaid dividends on Series C preferred stock amounted to $87,750.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES

     Because the Company does not have any operations or any revenue, the Company elected not to recognize a tax benefit for net operating loss carryforwards due to the uncertainty of its realization. Accordingly, the Company has recorded a 100% valuation allowance for such losses as of March 31, 2003.

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company operates from the office of an entity owned by one of the Company's shareholders. Monthly payments are $400. Rent expense, including office supplies and telephone expense, for the three months ended March 31, 2003 and 2002 and the period from January 1, 2002 to March 31, 2003 amounted to $1,200, $2,400, and $6,000, respectively.

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

Liquidity and Capital Resources

     As of March 31, 2003, we had total assets of $3,199 consisting of cash. As of March 31, 2003, we had liabilities of $5,550. As of December 31, 2002, we had total assets of $14,718 consisting of cash. As of December 31, 2002, we had liabilities of $13,016.

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

     The Company had a net loss of $4,053 for the three months ended March 31, 2003. This compares to a net loss of $12,639 for the three months ended March 31, 2002. Selling and general and administrative expenses consist primarily of legal, accounting and printing charges for all periods presented.

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

CHANGES IN INTERNAL CONTROLS

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken for the quarter ended March 31, 2003.

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

Item 2. Changes in the Rights of the Company's Security Holders.  None.

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2003.

Item 5. Other Information.

Item 6(a). Exhibits. 31.1  Certification  by the Chief Executive  Officer
                     and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1 Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K.  None.

                                    SIGNATURE


  In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 28, 2003                 MILLENNIUM ELECTRONICS, INC.



                                         By    /s/ Douglas P. Morris, President
                                               Chief Executive Officer
                                               Principal Financial Officer