Form 10QSB
period 2003-06-30
MILLENNIUM ELECTRONICS INC
filed 2003-09-22
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2003

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


                       For the Quarter ended June 30, 2003


      The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Condensed Balance Sheets                                           3

            Condensed Statements of Operations                                 4

            Condensed Statements of Cash Flows                                 5

            Notes to Financial Statements                                  6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Controls and Procedures, Evaluation of Disclosure Controls and
        Procedures                                                            20


                           PART II - OTHER INFORMATION

                                                                            Page
                                                                            ----
Item 1.     Legal Proceedings                                                 21
Item 2.     Changes in the Rights of the Company's Security Holders           21
Item 3.     Defaults by the Company on its Senior Securities                  21
Item 4.     Submission of Matters to Vote of Security Holders                 21
Item 5.     Other Information                                                 21
Item 6(a).  Exhibits                                                          21
Item 6(b).  Reports on Form 8-K                                               22

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         CONDENSED BALANCE SHEET
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------


                                     ASSETS

Current assets
 Cash and cash equivalents                                          $       180
                                                                    ------------

                    Total current assets                            $       180
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                   $     4,625
 Accounts payable - related party                                         3,600
                                                                    ------------

        Total current liabilities                                         8,225
                                                                    ------------
Shareholders' deficit
 Cumulative convertible preferred stock, Series B, $1 stated value
        50,000 shares authorized
        30,500 shares (unaudited) issued and outstanding                 30,500
 Cumulative convertible preferred stock, Series C, $2 stated value
        5,000,000 shares authorized
        100,000 shares (unaudited) issued and outstanding               180,000
 Common stock, $0.001 par value
        25,000,000 shares authorized
        5,876,131 shares (unaudited) issued and outstanding               5,876
 Additional paid-in capital                                           6,930,571
 Treasury stock, at cost, 9,750 shares (unaudited)                      (50,000)
 Accumulated deficit                                                 (7,104,992)
                                                                    ------------

              Total shareholders' deficit                                (8,045)
                                                                    ------------

                    Total liabilities and shareholders' deficit     $       180
                                                                    ============

    The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended June 30, 2003 and 2002 (unaudited) and
--------------------------------------------------------------------------------
                for the Period from January 1, 2003 to June 30, 2003 (unaudited)

                                                                       For the
                      For the Three Months     For the Six Months    Period from
                             Ended                   Ended            January 1,
                            June 30,                June 30,           2002 to
                            --------                --------           June 30,
                        2003        2002        2003        2002         2003
                     ----------- ----------- ----------- ----------- -----------
Selling, general,
  and
  administrative
  expenses           $    5,694  $    7,128  $    9,747  $   19,767  $   82,658
                     ----------- ----------- ----------- ----------- -----------

Loss from
operations               (5,694)     (7,128)     (9,747)    (19,767)    (82,658)

Other income
  Interest income             -           -           -           -          14
                     ----------- ----------- ----------- ----------- -----------

Net loss             $   (5,694) $   (7,128) $   (9,747) $  (19,767) $  (82,644)
                     =========== =========== =========== =========== ===========

Basic and diluted
  Loss per share     $        -  $        -  $        -  $        -  $    (0.01)
                     =========== =========== =========== =========== ===========

  Weighted-average
    common shares
    outstanding
                      5,876,131   5,376,131   5,876,131   5,376,131   5,552,647
                     =========== =========== =========== =========== ===========





    The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002 (unaudited) and
--------------------------------------------------------------------------------
                for the Period from January 1, 2002 to June 30, 2003 (unaudited)

                                                                       For the
                                                                     Period from
                                           For the Six Months Ended   January 1,
                                                    June 30,            2002 to
                                                    --------            June 30,
                                               2003        2002          2003
                                           ----------  -----------    ----------
Cash flows from operating
activities
   Net loss                                $  (9,747)  $  (19,767)    $ (82,644)
   Adjustments to reconcile net
   loss to
     net cash used in operating activities
       Increase (decrease) in
          Accounts payable                    (7,191)           -         4,625
          Accounts payable -
          related party                        2,400            -         3,600
                                           ----------  -----------    ----------

Net cash used in operating
activities and
   net decrease in cash and cash
   equivalents                               (14,538)     (19,767)      (74,419)

Cash and cash equivalents,
beginning
   of period                                  14,718       74,599        74,599
                                           ----------  -----------    ----------

Cash and cash equivalents, end of
   Period                                  $     180   $   54,832     $     180
                                           ==========  ===========    ==========




    The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Development Stage Enterprise
     Since January 1, 2002, the Company has become a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising. The losses of $82,644 accumulated since January 1, 2002 have been considered as part of the Company's development stage activities.

     Basis of Presentation
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions.

NOTE 4 - SHAREHOLDERS' EQUITY

     Preferred Stock, Series B
     In May 2000, the Company issued Series B convertible preferred stock with a stated value of $1 in a private offering to its officers, directors, and others at $1 per share. At June 30, 2003, there were 50,000 shares authorized and 30,500 shares issued and outstanding. The holders of the Series B preferred stock do not have any voting rights. Each share of the preferred stock is convertible into 200 shares of common stock. The Company is required to reserve an equal amount of authorized but unissued common stock at all times. No dividends are payable on Series B preferred stock.

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

     The preferred shares are redeemable at the Company's option at price equal to 300% of the stated value per share, plus any accumulated and unpaid dividends. However, redemption is not permitted unless the Company's common stock is trading at $5 per share or more. The preferred shares are convertible at the option of the holders of the preferred shares into shares of common stock on the basis of one preferred share convertible into 50 shares of common stock. In the event of dissolution of the Company, the holders of the preferred shares will be entitled to a liquidation preference for each preferred share of $3, plus any accumulated and unpaid dividends to the date of payment, subject to certain limitations. At June 30, 2003, the cumulative unpaid dividends on Series C preferred stock amounted to $101,250.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES

     Because the Company does not have any operations or any revenue, the Company elected not to recognize a tax benefit for net operating loss carryforwards due to the uncertainty of its realization. Accordingly, the Company has recorded a 100% valuation allowance for such losses as of June 30, 2003.

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company operates from the office of an entity owned by one of the Company's shareholders. Monthly payments are $400. Rent expense, including office supplies and telephone expense, for the six months ended June 30, 2003 and 2002 and for the period from January 1, 2002 to June 30, 2003 amounted to $2,400, $3,600, and $7,200, respectively.

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

Liquidity and Capital Resources

     As of June 30, 2003, we had total assets of $180 consisting of cash. As of June 30, 2003, we had liabilities of $8,225. As of December 31, 2002, we had total assets of $14,718 consisting of cash. As of December 31, 2002, we had liabilities of $13,016.

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

     The Company had a net loss of $5,694 for the three months ended June 30, 2003 and a net loss of $9,747 for the six months ended June 30, 2003. This compares to a net loss of $7,128 for the three months ended June 30, 2002 and a net loss of $19,767 for the six months ended June 30, 2002. Selling and general and administrative expenses consist primarily of legal, accounting and printing charges for all periods presented.

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

CHANGES IN INTERNAL CONTROLS

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken for the quarter ended June 30, 2003.

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

Item 2. Changes in the Rights of the Company's Security Holders.  None.

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 2003.

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