Form 10QSB
period 2003-09-30
MILLENNIUM ELECTRONICS INC
filed 2003-11-14
CIK 884321

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-QSB


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended September 30, 2003

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



                   35 North 100 East, Heber City, UT 84032
                   (Address of principal executive offices)

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


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days. (1) Yes
[X] No [ ] (2) Yes [X] No [ ].

Common Stock outstanding at November 11, 2003 - 5,876,131 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         MILLENNIUM ELECTRONICS, INC.


                   For the Quarter ended September 30, 2003


      The   following   financial   statements   and  schedules  of  the
      registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Condensed Balance Sheets                                           3

            Condensed Statements of Operations                                 4

            Condensed Statements of Cash Flows                                 5

            Notes to Condensed Financial Statements                        6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Controls and Procedures, Evaluation of Disclosure Controls and
        Procedures                                                            23


                          PART II - OTHER INFORMATION

                                                                            Page
                                                                            ----
Item 1. Legal Proceedings                                                     24
Item 2. Changes in the Rights of the Company's Security Holders               24
Item 3. Defaults by the Company on its Senior Securities                      24
Item 4. Submission of Matters to Vote of Security Holders                     24
Item 5. Other Information                                                     24
Item 6(a). Exhibits                                                           24
Item 6(b). Reports on Form 8-K                                                24

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         CONDENSED BALANCE SHEET
                                                  September 30, 2003 (unaudited)
--------------------------------------------------------------------------------

                                    ASSETS

Current assets
 Cash and cash equivalents                                          $       160
                                                                    ------------
                    Total current assets                            $       160
                                                                    ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
 Accrued preferred dividend                                         $    67,500
 Accounts payable                                                         9,332
 Accounts payable - related party                                         4,800
                                                                    ------------
        Total current liabilities                                        81,632
                                                                    ------------
Shareholders' deficit
 Cumulative convertible preferred stock, Series B, $1 stated value
        50,000 shares authorized
        30,500 shares (unaudited) issued and outstanding                 30,500
 Cumulative convertible preferred stock, Series C, $2 stated value
        100,000 shares authorized
        100,000 shares (unaudited) issued and outstanding               180,000
 Common stock, $0.001 par value
        25,000,000 shares authorized
        5,876,131 shares (unaudited) issued and outstanding               5,876
 Additional paid-in capital                                           6,930,571
 Treasury stock, at cost, 9,750 shares (unaudited)                      (50,000)
 Accumulated deficit                                                 (7,178,419)
                                                                    ------------

              Total shareholders' deficit                               (81,472)
                                                                    ------------
                    Total liabilities and shareholders' deficit     $       160
                                                                    ============

  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENTS OF OPERATIONS
 For the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited) and for the Period from January 1, 2003 to September 30, 2003 (unaudited)
--------------------------------------------------------------------------------

                                                                       For the
                                                                       Period
                                                                        from
                                                                      January 1,
                      For the Three Months    For the Nine Months      2002 to
                       Ended September 30,     Ended September 30,    September
                        2003        2002        2003        2002      30, 2003
                     ----------- ----------- ----------- ----------- -----------
Selling, general,
   and administrative
   expenses          $    5,927  $   15,044  $   15,674  $   34,811  $   88,585
                     ----------- ----------- ----------- ----------- -----------

Loss from operations     (5,927)    (15,044)    (15,674)    (34,811)    (88,585)

Other income

   Interest income            -           -           -           -          14
                     ----------- ----------- ----------- ----------- -----------

Net loss                 (5,927)    (15,044)    (15,674)    (34,811)    (88,571)


Preferred dividends           -           -     (67,500)          -     (67,500)
                     ----------- ----------- ----------- ----------- -----------
Loss applicable to
   common share-
   holders           $   (5,927) $  (15,044) $  (83,174) $  (34,811) $ (156,071)
                     =========== =========== =========== =========== ===========
Basic and diluted
   Loss per share    $        -  $        -  $        -  $    (0.01) $    (0.02)
                     =========== =========== =========== =========== ===========
Basic and diluted
   Weighted-average
     common shares
     used to compute
     loss per share   5,876,131   5,376,131   5,876,131   5,376,131   5,590,865
                     =========== =========== =========== =========== ===========


  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 2003 and 2002 (unaudited) and for the Period from January 1, 2002 to September 30, 2003 (unaudited)
--------------------------------------------------------------------------------

                                                                        For the
                                                                      Period from
                                           For the Nine Months Ended  January 1,
                                                 September 30,          2002 to
                                           -------------------------  September 30,
                                               2003         2002          2003
                                           ------------- ----------- --------------
Cash flows from operating activities
    Net loss                                 $(15,674)    $(34,811)     $(88,571)
    Adjustments to reconcile net loss to
      net cash used in operating activities
        Increase (decrease) in

           Accounts payable                    (2,484)           -         9,332
           Accounts payable - related
             party                              3,600            -         4,800
                                           ------------- ----------- --------------

Net cash used in operating
activities and
    net decrease in cash and cash
    equivalents                               (14,558)     (34,811)      (74,439)

Cash and cash equivalents, beginning
    of period                                  14,718       74,599        74,599
                                           ------------- ----------- --------------
Cash and cash equivalents, end of
    period                                   $    160     $ 39,788     $     160
                                           ============= =========== ==============




  The accompanying notes are an integral part of these financial statements.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                  September 30, 2003 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Development Stage Enterprise
      Since January 1, 2002, the Company has become a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage
      Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising. The losses of $88,571 accumulated since January 1, 2002 have been considered as part of the Company's development stage activities.

      Basis of Presentation
      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                  September 30, 2003 (unaudited)
--------------------------------------------------------------------------------

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

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                  September 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Concentrations of Credit Risk
      Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions.


NOTE 4 - SHAREHOLDERS' EQUITY

      Preferred Stock, Series B
      In May 2000, the Company issued Series B convertible preferred stock with a stated value of $1 in a private offering to its officers, directors, and others at $1 per share. At September 30, 2003, there were 50,000 shares authorized and 30,500 shares issued and outstanding. The holders of the Series B preferred stock do not have any voting rights. Each share of the preferred stock is convertible into 200 shares of common stock. The Company is required to reserve an equal amount of authorized but unissued common stock at all times. No dividends are payable on Series B preferred stock.

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

      The preferred shares are redeemable at the Company's option at price equal to 300% of the stated value per share, plus any accumulated and unpaid dividends. However, redemption is not permitted unless the Company's common stock is trading at $5 per share or more. The preferred shares are convertible at the option of the holders of the preferred shares into shares of common stock on the basis of one preferred share convertible into 50 shares of common stock. In the event of dissolution of the Company, the holders of the preferred shares will be entitled to a liquidation preference for each preferred share of $3, plus any accumulated and unpaid dividends to the date of payment, subject to certain limitations. At September 30, 2003, the cumulative unpaid dividends on Series C preferred stock amounted to approximately $67,500, which has been accrued as of September 30, 2003.

                                                    MILLENNIUM ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                  September 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES

      Because the Company does not have any operations or any revenue, the Company elected not to recognize a tax benefit for net operating loss carryforwards due to the uncertainty of its realization. Accordingly, the Company has recorded a 100% valuation allowance for such losses as of September 30, 2003.


NOTE 6 - RELATED PARTY TRANSACTIONS

      The Company operates from the office of an entity owned by one of the Company's shareholders. Monthly payments are $400. Rent expense, including office supplies and telephone expense, for the nine months ended September 30, 2003 and 2002 and for the period from January 1, 2002 to September 30, 2003 amounted to $3,600, $4,800, and $8,400, respectively.


NOTE 7 - SUBSEQUENT EVENTS

      Proposed Merger
      Subsequent to September 30, 2003, the Company entered into a letter of intent to acquire the assets and liabilities of another entity. The Company will issue 20,551,204 shares of its common stock to the owners of the acquired entity. After effecting a reverse stock split of 16.859-for-one of the Company's common stock, the shareholders of the acquired entity will own approximately 95% of the combined company. As a result, the merger will be accounted for as a reverse acquisition of the Company by the acquired entity. The letter of intent is subject to the completion of certain conditions prior to the acquisition.

      Note Payable
      In October 2003, the Company entered into a note payable agreement for $3,000 with the President of the Company. The note payable bears interest at 5% per annum and is payable on demand.

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

        Subsequent to the quarter ended September 30, 2003, the Company entered into a Letter of Intent to acquire the assets and liabilities of Speaking Roses, LLC, a Utah limited liability company. The acquisition is subject to certain conditions and there can be no assurance that the acquisition will be effected. Additional disclosure is set forth below under the heading -"Subsequent Events".

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

Liquidity and Capital Resources

        As of September 30, 2003, we had total assets of $160 consisting of cash. As of September 30, 2003, we had liabilities of $81,632, including $67,500 attributed to an accrued dividend on our Series C Preferred Stock. As of December 31, 2002, we had total assets of $14,718 consisting of cash. As of December 31, 2002, we had liabilities of $13,016.

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

        The  Company  had a net loss of  $5,927 for  the  three  months  ended
September  30,  2003  and a net loss of  $15,674 for  the  nine  months  ended
September 30, 2003. This compares to a net loss of $15,044 for the three months ended September 30, 2002 and a net loss of $34,811 for the nine months ended September 30, 2002. Selling and general and administrative expenses consist primarily of legal, accounting and printing charges for all periods presented.

Plan of Operation

        The Company's current business plan is to serve as a vehicle for the acquisition of, or the merge or consolidation with another company (a "Target Business"). The Company intends to utilize its limited current assets, equity securities, debt securities, borrowings or a combination thereof in effecting a Business Combination with a Target Business which the Company believes has significant growth potential. The Company's efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, the Company reserves the right to acquire a Target Business located primarily elsewhere. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of its limited resources the Company will, in all likelihood, have the ability to effect only a single Business Combination.

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

Subsequent Event

      In October 2003, the Company entered into a Letter of Intent to acquire the assets and liabilities of Speaking Roses, LLC, an Idaho limited liability company. The Letter of Intent sets forth the general terms of the proposed acquisition transaction and is a non-binding indication of the plans of the Company and Speaking Roses to enter into a binding agreement subject to certain terms and conditions. The proposed acquisition transaction is dependent upon several conditions and there can be no assurance that any or all of the conditions will be met or that the proposed acquisition will be completed.

      Speaking Roses; Business Plan. Speaking Roses. has developed proprietary technology used to emboss flowers and other floral products. The technology allows consumers to personalize floral arrangements using standardized or unique messages, logos, trademarks and pictures. Speaking Roses licenses the technology and equipment used for the embossing process to third parties, including large wholesale flower concerns, chain stores, retail florists, nationally recognized floral fulfillment centers and large corporate event planners.

      Speaking Roses currently has license arrangements with several large wholesale floral distributors that have contracts to service nearly 3000 Albertsons, Jewel-Osco, Sam's Club and Public retail stores, and Speaking Roses is an approved product supplier for FTD, Inc., which has over 22,000 retail florist members. Speaking Roses also has license arrangements with other retail and wholesale floral business operators, as well as strategic relationships with several internet-based specialty gift sellers, including FTD.com, GiftTree.com and Roses.com. Speaking Roses receives a royalty for each embossed flower sold by or through all of these third parties.

      Speaking Roses' embossing process provides florists and specialty gift promoters with the ability to combine traditional floral arrangements with personalized written emotional expressions.

      Speaking Roses' embossing process uses specialized equipment that employs standardized printing concepts to transfer a full spectrum of fast-drying inks to floral products. Customers can choose to have their flowers embossed with any of nearly 100 standard phrases in 12 different languages or have custom phrases, logos or pictures designed for them for a nominal cost. Speaking Roses' first equipment model was semi-automatic and produced nearly 3000 embossed flowers in a standard work shift; Speaking Roses' second generation equipment is fully automatic and allows operators to produce more than 9600 embossed flowers in the same time. Speaking Roses' proprietary technology and processes are protected by a pending patent in the United States, as well as trademark and trade name applications in the United States and foreign countries.

        Proposed terms of the Acquisition. The Letter of Intent between the Company and Speaking Roses provides that subject to certain conditions, we will acquire substantially all of assets and liabilities of Speaking Roses, including the technology for the floral embossing process. If the acquisition is completed, of which there can be no assurance, we intend to operate the embossing business of Speaking Roses as our primary business. We will issue approximately 20,551,204 shares of our common stock to the owners of Speaking Roses in the Acquisition. In order to complete the Acquisition, we must do the following:

   o We must effect a16.859-for-1 reverse split ("Reverse Split") of our currently issued and outstanding shares of common stock;

   o We must change our domicile from the State of Nevada to the State of Utah;

   o    We must change our name to Speaking Roses International, Inc.; and

   o We must elect or appoint the management and designees of Speaking Roses as our officers and directors.

   o    We must raise additional capital through the sale of our common stock.

   o We must issue approximately 20,551,204 shares of our common stock, calculated after the reverse tock split, to the owners of Speaking Roses.

      If  the   Acquisition  is  Not  Closed.   If  we  do  not  complete  the
acquisition of Speaking Roses, we will continue to be an inactive company and will continue our search for other acquisitions

      If the Acquisition is Closed. If we do complete the acquisition of Speaking roses, we will, through our ownership of Speaking Roses, be engaged in the floral embossing business currently conducted by Speaking Roses.

      Shares of Millennium Outstanding. As a condition to the acquisition, we must effect a 16.859-for-1 reverse stock split. Currently we have the following shares of capital stock issued and outstanding.

                                          Number                After
        Class                             Issued             Conversion
        -----                             ------             ----------
Common Stock                            5,876,131            5,876,131
Series B Preferred Stock                   30,500 (1)        6,100,000
Series C Preferred Stock                  100,000 (2)        6,856,250 (3)

        Total                                               18,832,381

        (1) Our Series B Preferred Stock is convertible into common stock at the rate of 200 shares of common stock for each share of preferred stock.

        (2) Our Series C Preferred Stock is convertible into common stock at the rate of 50 shares of common stock for each share of preferred stock.

        (3) Includes 1,856,250 shares of common stock which will be issued to holders of Series C Preferred Stock as payment in full of outstanding dividends. As of September 30, 2003, the total dividends accrued on the Series C Preferred Stock amount to $67,500. We anticipate that total accrued dividends will be $74,250 as of December 31, 2003. The accrued dividends are payable in shares of common stock at a price of $.04 per share. Accordingly, we will issue approximately 1,856,250 shares of our common stock to pay the accrued dividends if we close near December 31, 2003.

        As a result of (1) the conversion of our Series B and Series C Preferred Stock into common Stock (including the shares issued for accrued dividends); and (2) the completion of the reverse stock split, there will be approximately 1,117,027 shares of our common stock issued and outstanding immediately prior to the closing of this Offering and the Acquisition. We will issue 20,551,264 shares of our common stock (calculated after the reverse stock split) to the owners of Speaking Roses in the Acquisition. As a condition to the closing we need to raise additional capital. We anticipate that we will issue between 440,000 and 4,400,000 shares, calculated after the reverse stock split in connection with the raising of such additional capital. Depending upon the amount of additional capital raised, we anticipate that following the reverse split,, the conversion of common stock and the completion of the acquisition, we will have between 22, 108,231 and 26,068,231 shares issued and outstanding.

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

      No Assurance the Speaking Roses Transaction Will Be Consummated. Although we have entered into a Letter of Intent to acquire Speaking Roses' operations, we have not yet entered into a definitive acquisition agreement and the proposed transaction is subject to a number of conditions. There can be no assurance that these conditions will be fulfilled or that the proposed acquisition will be consummated. No person should invest in the Company in reliance that such proposed acquisition will be completed.

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

CHANGES IN INTERNAL CONTROLS

            There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken for the quarter ended September 30, 2003.

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

Item 2. Changes in the Rights of the Company's Security Holders.  None.

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 2003.

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


Dated:   November 14, 2003       MILLENNIUM ELECTRONICS, INC.



                                 By     /s/  Douglas P. Morris, President
                                        Chief Executive Officer
                                        Principal Financial Officer