Form 10KSB
period 2003-12-31
SPEAKING ROSES INTERNATIONAL INC
filed 2004-04-13
CIK 884321

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number _____________

Speaking Roses International, Inc. (Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	20-0612376 (I.R.S. Employer Identification Number)

545 West 500 South Bountiful, Utah (Address of principal executive offices)	84010 (Zip Code)

Registrant’s telephone number, including area code: (801) 677-7673

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value, $.001 per share) (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

The registrant had no revenues from operations during its most recent fiscal year.

The aggregate market value of the approximately 4,992,277 shares of voting shares held by non-affiliates computed by reference to the average bid and asked price of such equity as of April 2, 2004 ($2.15) was approximately $10,733,395.

As of April 2, 2004, there were 25,668,291 common shares of the registrant outstanding.

SPEAKING ROSES INTERNATIONAL, INC.

Exhibit Index

14.1 Code of Business, Conduct and Ethics for Directors, Officers and Employees
14.2 Code of Ethics for Chief Executive Officer and Senior Financial Officers
31.1 Certification for Blaine Harris
31.2 Certification for Reed E. Pew
32.1 Certification for Blaine Harris Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification for Reed E. Pew Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "34 Act"). Although we believe our expectations regarding future events are based on reasonable assumptions within the bounds of our knowledge, these forward looking statements are subject to risks and uncertainties that could prevent our goals from being achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements include the effects of competition, legislative and regulatory developments, conditions of the capital markets and equity markets and, in general, our ability to achieve the goals described in this report as well as other factors contained in other cautionary statements included in this report.

Certain statements contained in this report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward looking statements, although not all forward looking statements contain such identifying words. Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Those risks, uncertainties and other factors include, among others, the following:

  our ability to develop a presence in the market and sustain profitable operations;
  the acceptance by the public of our product concept;
  the availability and terms of the additional capital required to fund our operations as needed;
  performance by third parties of their contractual obligations to us;
  our ability to manage growth;
  technological changes; and
  competitive factors.

All forward looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise. Although we believe that the plans, intentions and expectations reflected in or suggested by the forward looking statements made in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

We are a Utah corporation that has not conducted any active business operations since 1999. We were originally formed as a Delaware corporation in November 1991 for the purpose of acquiring or merging with an operating company. In 1997 we merged with a Nevada company that sold personal computer systems and semiconductor memory products, but we terminated those operations in 1999. From that date and through the end of the period covered by this report, we did not engage in any active business operations or have any revenues, and our sole business consisted of identifying a prospective business with which to merge or to acquire.

In February 2004, which was after the end of the period covered by this report, we acquired the business and assets of Speaking Roses, LLC ("SR"), an Idaho limited liability company that held, and licensed to third parties, proprietary technology for embossing flowers and floral products. Our acquisition of SR's assets was a part of a series of transactions that included a change in our corporate domicile from Nevada to Utah;
  a 16.859-for-1 reverse-split of our outstanding common shares (the "February 2004 reverse split");
  an increase in our authorized capital;
  the conversion of our outstanding preferred shares into common shares; and
  the change of our name from "Millennium Electronics, Inc." to "Speaking Roses International, Inc."

Concurrently with the closing of these preliminary transactions, we acquired SR's operations in exchange for 20,551,264 common shares and issued 1,237,500 additional common shares to certain investors in the initial closing of a private placement. The private placement and the acquisition of SR’s business and assets were each conditioned on the other transaction taking place, as well as the closing of the preliminary transactions described above. The common shares we issued to SR in the acquisition of its assets and to the investors in the initial closing of the private placement represented, in the aggregate, approximately 95% of our issued and outstanding shares. In connection with these transactions, SR’s former management (and certain of its indirect owners) became our officers and directors.

For more information regarding the February 2004 transactions, see our current report on Form 8-K dated February 20, 2004, and the section entitled "Subsequent Events" set forth below in this report. The February 2004 transactions took place after the end of the period covered by this report, but we have included descriptions of them in this report to provide a description of our operations, business and prospects on a going-forward basis. See "Forward Looking Statements" above.

References in this report, unless the context otherwise requires, to "us", "our", and "we" are references to Speaking Roses International, Inc. If this report contains references to any trademarks, those trademarks are the property of their registered or common law owners.

Unless otherwise noted, all share references in this report have been adjusted to reflect the February 2004 reverse split. See "Subsequent Events," below.

Historical Business Operations

We have been in existence since 1991, but the only period during which we had active business operations was between 1997 and 1999. In 1997, we acquired Millennium Memory, Inc., a privately held California corporation ("Memory") and, in connection with that transaction, changed our corporate domicile from Delaware to Nevada and became subject to the reporting requirements of the 34 Act. In September of that year, we acquired NetRam Components, Inc., a California corporation that sold high end, high-powered personal computer systems. Using those assets and the Memory business operations, we manufactured and sold personal computer systems and semiconductor memory products. Unfortunately, we were not successful and, in 1999, we terminated those operations. In April 1999, we transferred all of our operating assets, including those held by Memory, to a creditor as payment toward our outstanding debt to that creditor. We had previously pledged those assets to the creditor to secure an operating loan. In 2001, we liquidated Memory in a proceeding under Chapter 7 of the United States Bankruptcy Code.

In June 2000, our day-to-day management resigned and we appointed new management. One of the first goals of our new management was to bring us current on our financial and securities reporting obligations under the 34 Act and, thereafter, to attempt to locate an investment or acquisition opportunity (a "Target Business"). Since then, and through the date of the February 2004 transactions, our sole business operations consisted of activities relating to the identification and acquisition of a Target Business.

We have evaluated a number of Target Businesses that were brought to our attention by various non-affiliated sources, including securities broker/dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have not engaged the services of any professional firms that specialize in finding business acquisitions on any formal basis, and we have not agreed to pay any person any finder’s fee or other compensation in connection with our attempts to locate a Target Business.

Between 1999 and mid-2003, we evaluated more than 75 Target Business, and pursued transactions with approximately 10 of those Target Businesses. We ultimately did not engage in a transaction with any of these Target Businesses.

In late 2003, we became aware of SR's business operations and products and, in October 2003, we entered into a letter of intent with SR relating to the acquisition of its assets. The letter of intent required us to effect a number of corporate restructuring transactions before we consummated the transaction with SR, including the conversion of our outstanding preferred shares into common shares, a reverse split of our outstanding common shares and a private placement of our common shares. We completed those preliminary transactions and the SR acquisition in early February 2004, just after the end of the period covered by this report. See "Subsequent Events" below.

Financial Information about Segments and Geographic Areas

During the period covered by this report, we did not operate in any market segments or geographic areas.

Employees

During the period covered by this report, we had no full time employees.

Subsequent Events

Effective February 6, 2004, we closed the transactions described in the section entitled "Overview," above, and, in connection with those transactions, acquired all of SR’s business and assets. We intend to utilize those assets in our ongoing business operations. For additional information about our February 6, 2004 transactions, including risk factors associated with the operation of the assets and business we acquired from SR, see our current report on Form 8-K dated February 20, 2004. We are including the following information in this report to provide a description of our business operations on a going-forward basis. See the section entitled "Forward Looking Statements" for cautionary information about the forward-looking information contained in this section and the other portions of this report.

Our New Business. We intend to use the business and assets that we acquired from SR as the basis for our future business operations. The following information summarizes those operations as of the date of this report.

Overview. SR has developed, and we acquired in the transactions that we completed on February 6, 2004, proprietary technology used to emboss flowers and other floral products. SR has licensed that technology to large wholesale flower concerns, chain stores, retail florists, nationally recognized floral fulfillment centers and large corporate event planners. The technology allows consumers to personalize floral arrangements using standardized or unique messages, logos, trademarks and pictures. We intend to continue to license the technology and the equipment used for the embossing process to third parties as our primary business operation. As a result, we will only operate in that market segment for the foreseeable future.

The license arrangements we acquired from SR include wholesale license arrangements with large wholesalers that have contracts to service approximately 3,000 Albertsons, Kroger, Sam’s Club and Publix stores. Through these relationships, we placed and sold embossed flowers in over 800 Albertsons (and Albertsons-affiliated) stores. Those numbers may increase significantly during holiday periods. For example, we placed and sold embossed flowers in over 1200 Albertsons (and Albertsons-related) stores during the Valentines Day holiday. We also acquired retail license arrangements with over 120 retail floral businesses and strategic relationships with several internet-based specialty gift sellers, including FTD.com, GiftTree.com and Roses.com, as well as SR’s approved product supplier status with FTD, Inc. FTD, Inc. has over 22,000 retail florist members.

  We believe our new embossing process provides florists and specialty gift promoters with the ability to combine traditional floral arrangements with personalized written emotional expressions, in effect allowing consumers to combine a card and flowers into one purchased product. We believe this combined product is one of the first true innovations in the floral industry in the past fifty years.

Industry Overview. Americans spend approximately $7.5 billion dollars a year on cut flowers, or approximately $28 per person per year. The cut flower industry in the United States has grown annually by approximately 5% over the past 10 years.

The floral industry in the United States is extremely fragmented. There are approximately thirty thousand retail operations that sell cut flowers directly to the public. These retail operations are supported by several hundred wholesale operations that service between one and several hundred retail operations. In addition to these retail and wholesale operations, there are a number of significant chain store, or "mass market," operations and, in recent years, internet distributors have developed that sell flowers on both a retail and wholesale basis. There are also a number of specialty distribution channels within the industry, including "fulfillment centers" which provide flowers on a wholesale basis to retailers, mass marketers and internet sales operations and corporate event planners.

In recent years, there has been a growing trend away from small retail operations within the industry and toward large wholesale or mass market operations. Many industry analysts believe this trend has been encouraged by the increased number of internet floral sales operations, which use large fulfillment centers to produce and ship floral arrangements directly to consumers.

In Europe, the floral industry is slightly different. There, small retail operations still represent a substantially larger portion of the entire industry, reflecting Europeans’ attitude toward the use of the "corner florist."

The floral industry is subject to significant seasonal changes in demand. Floral revenues and operating results tend to be lower for the quarter that ends on September 30, since none of the most popular floral holidays, which include Valentines Day, Easter, Mother’s Day, Thanksgiving and Christmas, falls within that quarter. In addition, the popular floral holiday of Easter sometimes falls within the quarter that ends on March 31, and sometimes falls within a quarter that ends on June 30.

The floral industry is also characterized by import sales. Approximately 70% of the fresh cut flowers that are sold in the United States are imported from foreign countries, with Colombia accounting for more than half of that amount. Ecuador, the European Union and, to a lesser extent, Mexico, Canada and Costa Rica, also provide significant portions of the imported flowers. Of the flowers that are grown within the United States, over two-thirds are grown in the State of California, with the balance coming primarily from Florida, Hawaii, Washington, Oregon and Michigan.

The Embossing Process. SR’s embossing process uses specialized equipment that employs standardized printing concepts to transfer a full spectrum of fast-drying inks to floral products. The embossing process can be used on any type of floral product that has a relatively large, smooth petal surface, such as roses and tulips, but approximately 90% of our embossing orders are for embossed roses.

Customers can choose from 12 colors of embossing ink (including silver and gold) and from nearly one hundred standardized phrases in twelve different languages. In addition, customers can have custom phrases, logos or pictures designed for them for a nominal cost. Some of our standardized phrases are:

Romance	Birthday	Wishes

I Love You	Happy Birthday	Congratulations
For My Lovely Wife	50 and Looking Good	Happy Anniversary
I Need You	Sweet Sixteen	Thinking of You
I’m Waiting for You	Happy Birthday Baby	You’re the Best
You’re One in a Million	Happy Birthday Dad	Get Well Soon
Together Forever	Happy Birthday Mom	I’m Very Sorry
Eternally Yours	Happy Birthday Sis	Please Forgive Me
We’re Made for Each Other	Happy Birthday Brother	Beloved Mom
Will You Marry Me?	Happy Birthday	Beloved Son
With All My Love	Sweetheart	Beloved Daughter
You’re the Only One for Me	Have a Great B-Day	Success!
You’re So Beautiful
You’re So Special

The embossing process uses equipment that employs unique ink, embossing pad and engraving platform configurations. The first generation of the equipment was semi-automatic and produced nearly 3000 embossed flowers in a standard work shift. We have increased the throughput of the equipment and fully automated it, and the second generation equipment to be available during 2004 allows operators to produce more than 9,600 embossed flowers during a standard work shift.

Our licensees can choose from one of two different equipment packages. The first package, which we refer to as the "Designer Package," allows licensees to emboss any of the standardized phrases, logos and trademarks on floral products, as well as process custom embossing orders using engraved plates produced at our offices for the licensee with 48 hours’ notice. That package does not include engraving capabilities. The second package, the "Designer Elite" package, contains an engraving platform which allows licensees to engrave and emboss custom designs in-house. In addition, licensees of the Designer Elite package can have us engrave plates for custom embossing orders using a unique database and computer system that we have developed. That system allows us to remotely control the operation of the licensee’s engraving system to produce the custom engraved plate for the embossing at the licensee’s location and in only a matter of minutes. We charge additional amounts for remote and company-produced custom embossing plates.

The embossing process uses materials, such as pads and ink, that are specially formulated for our equipment. We control the quality of those materials, and under the terms of a typical license agreements our licensees are required to purchase those items from us for use with the equipment. See "Strategic Relationships and Material Contracts." below.

Our embossing equipment is manufactured by two manufacturers. Our contracts with those manufactures are "requirements" contracts, under which each manufacturer is obligated to manufacture the embossing equipment in sufficient quantities to meet our demands for it. Under the terms of our standard licensing agreements, we lease the equipment to our licensees for an initial fee and for monthly fees during the license term. Those amounts cover both the lease of the equipment and service to maintain it.

Quality Assurance. One of our principal business objectives is to insure the quality of the floral products embossed using our technology. To insure that quality, we target significant players within the floral industry that have a reputation for outstanding floral arrangements and for providing their customers with satisfaction guarantees. We have identified, and intend to pursue licensing arrangements with, approximately 150 such wholesalers that cover approximately 300 large metropolitan areas.

In addition, our licensing arrangements require our licensees generally to process orders within twenty-four hours and to adhere to our embossing, materials, shipping and packaging standards. Under the terms of our typical license agreement, we are entitled to enforce the licensee’s adherence to, and compliance with, those quality assurance standards for purposes of maintaining and protecting the reputation and good will associated with our embossing process. If the licensee violates the terms of those quality assurance standards, we would be entitled to terminate our license relationship with that licensee.

Our Business Model. We have adopted a business plan that is designed to utilize strategic partners through licensing and other contractual agreements to handle all or a portion of the production, inventory and shipping functions of processing floral embossing orders. We believe this business model enables us to better control costs, quality and response time in fulfilling orders.

In some situations, our arrangements with our licensees require the licensee to be responsible for handling the entire production, inventory management and shipping processes using equipment and embossing materials that the licensee obtains from us. In other cases, our license arrangements require us to provide the licensee with equipment and labor, with the licensee providing space, inventory and the shipping services necessary to fulfill the order.

In cases where the licensee is responsible for the entire production process, that licensee acts as our license agent to process orders we receive through our website (and the other websites with which we have relationships) or from retailers and other wholesalers. The licensee also processes orders it generates through its relationships with mass marketers, event planners, other wholesalers and retailers. The licensee generally receives a set fee (on a per stem basis) for performing those services, and we retain the balance of the purchase price for the embossed flowers. We retain the right to set the retail price for the embossed product. In cases where we provide equipment and labor and the licensee provides space, inventory and shipping, the licensee receives a smaller fee per stem. We also retain the right to set the retail price for the embossed production under these contracts. .

We believe these two production arrangements provide us with greater flexibility and control over the cost, quality and pricing we ultimately receive for each embossed flower and limits the ability of licensees to "cannibalize" sales prices to gain market share.

Marketing and Promotion. SR has exhibited its embossed floral products at a number of trade shows. The first national trade show that SR attended was in June 2003, and since then it has attended other shows in Florida, New York and other states.

Beginning in January 2003, SR began placing full page advertisements on a monthly basis in key trade magazines, including Floral Review (which reaches more than 90% of all retail and wholesale florists) Superfloral Retailing (which reaches more than 90% of all grocery store floral departments, produce managers and merchandisers) and Special Events Magazine. That campaign continued through the end of 2003. In August 2003, SR also placed 6-page brochure advertisements in both Superfloral Retailing and Floral Review as center inserts.

We believe we have begun to generate awareness of our embossing process within the floral industry, and we intend to build on that awareness by engaging in additional marketing efforts both within and outside the industry. We plan to implement targeted public relations and advertising campaigns focused on increasing consumer awareness of the embossing process and the fact that we are developing reseller channel outlets to purchase our product. We have also designed a series of print advertisements for inserts in local trade and news publications and will use some print campaign materials that SR developed and used. For example, SR ran advertisements in the Chicago Tribune and the Chicago Sun Times regarding the availability of both standard and personalized embossed floral products at Jewel-Osco floral departments.

Our local advertising and promotional campaigns will also include themed products for each month of the year and for selected holidays. For example, our theme for September 2003 was "life is a special occasion", and featured red and white roses with gold embossing with standard phrases such as "I Love You", "Just Because", "Congratulations", and "Thank You".

We have also entered into affinity programs with a variety of companies, including FTD.com, Roses.com, Flowers.com, Gift Tree.com and Taylor Corp. These programs involve monthly statement inserts, e-mails and catalogs that market embossed floral products to customers and often offer discounts or awards for purchases of those products.

Strategic Relationships and Material Contracts. Prior to our acquisition of SR’s business and assets in February 2004, SR entered into a number of contractual arrangements. We assumed those contracts in the February 2004 transactions, and we have entered into additional contracts since that date. The contracts and relationships that we acquired from SR and that we have entered into include the following:

Wholesale and Fulfillment Licenses – We have entered into wholesale licensing and fulfillment contracts with a small number of third parties. Under the terms of these wholesale contracts, the other parties act as licensees for us in specific geographic locations to produce embossed floral products for sale to parties other than end users. In the case of the fulfillment contracts, those parties process orders that we or other parties receive for embossed floral products.

These agreements typically have initial terms of 2 years, provide for renewal terms (usually on a yearly basis), and have outside expiration dates ranging from 10 to 20 years. We are permitted to terminate the contracts prior to their expiration if the other party breaches its obligations under the agreement. The agreements typically provide for either a sharing arrangement, where we share the difference between the sales price of embossed products that the other party produces and the verifiable costs of those products, or require the other party to pay us a fee for each flower stem produced under the contract.

In general, each of the wholesaler or fulfillment parties is required to lease from us the equipment necessary to emboss the floral products. The title to the equipment, however, remains with us.

Typical of our fulfillment contracts is our agreement with USA Bouquet, Inc. USA Bouquet has agreed to act as our nationwide fulfillment agent and wholesaler licensee, although we can engage other geographically located wholesale licensees to act as our fulfillment agents. USA Bouquet is a wholesale floral business with production facilities in Miami, Atlanta and Chicago, and it is one of the larger importer/distributors in the floral industry. USA Bouquet ships over 1.5 million cases of unprinted flowers per year, and has a staff that fluctuates from 450 to over 1000 at peak seasonal times. USA Bouquet has significant relationships with a number of the larger mass marketers in the floral industry, including Kroger, Walmart and Sam’s Club, as well as FTD and FTD.com.

Typical of our wholesale license agreement is our agreement with Kennicott Brothers Company. Under that agreement, Kennicott acts as our exclusive licensee for wholesale distribution to certain third parties, including a number of Albertson’s and Jewel-Osco stores in the Midwest. The Kennicott license becomes non-exclusive if Kennicott fails to comply with certain delivery requirements or if refunds, replacements or reshipments of embossed floral products exceeds a certain percentage of the total dollar amount of the orders sold under the agreement.

Master Area Services Agreements – Under our master area services agreements, we contract with third parties to act as our administrative agent and to assist us in enforcing the terms of our area license agreements, wholesaler license agreements, retailer license agreement and sublicense agreement within a particular geographic area, usually outside the United States. Master area service agreements do not typically grant the service agent the right to produce embossed floral products using our technology, but only the right to act as our administrative agent for processing orders, improving efficiencies, and developing marketing tools and administrative procedures specific to the geographic area over which the agreement is granted. The master area service agent is also required to assist us in any audits that we conduct of our licensees or sublicensees within the geographic area and otherwise protect our rights under our contracts with our third party licensees in the area.

Our master area services agreements generally have initial and renewal terms of 3 years, and the initial term and the renewal terms are typically subject to the servicing agent providing us with a business plan for the geographic area covered by the agreement. The masters services agreements typically expire on the 20th anniversary of their affective date. The master area service agent typically receives an administrative fee for its services based on a percentage of the amounts collected in the service area governed by the services agreement.

In January 2004, we entered into a Master Area Service Agreement that covers Asia, Australia and New Zealand.

Area License and Equipment Lease Agreements –We have entered into area license and equipment lease agreements for the Republic of Chile, Canada, Australia, Malaysia/Singapore and Hong Kong, and we are negotiating area license arrangements with parties in several other countries. Under our area agreements, the area licensees have the right to use the embossing process on an exclusive basis to make, use and sell embossed products within the areas covered by those agreements. We anticipate that approximately 20% of our revenues will be generated by our operations outside of the United States in 2004.

The area license agreements provide the licensees with a right to sublicense their rights under the agreement on a wholesale or retail basis, and with respect to all or a portion of the territory covered by the area agreement. Sublicenses are required to be in a form that we approve and, among other things, must obligate the sublicensee to be bound by the terms of the area license agreement.

The area license agreements require each of the licensees and their sublicensees to lease embossing equipment from us. The area licensees and sublicensees are required to pay an upfront fee for the equipment, as well as monthly charges. The area license agreements also require the licensees to pay us an initial license fee, plus a monthly license fee that is based on the greater of a certain dollar amount or a certain percentage of the licensee’s gross revenues from the exploitation of the area license.

We can terminate an area license agreement if the licensee breaches its obligations under the agreement. If the agreement is terminated, and unless we otherwise agree to assume the licensee’s contractual obligations with any sublicensee, the rights of the sublicensees also terminate.

Retail Florist Agreements –We have created standardized contracts for our retail direct arrangements. Participating florists in the direct program are entitled to order and sell our personalized embossed flowers. We have accepted applications and issued registration codes to over 100 florists under our direct program.

We have also entered into licensing arrangements with eight retail florists. Under these agreements, we lease equipment to the participating florists and grant them a license to our embossing process.

Affiliate Program Agreements – We have created a standardized internet-based agreement for an affiliate sales program with third party internet sales organizations. Participating affiliates in the program are entitled to use a link to our website so that customers can order embossed floral products directly from us. We provide all of the order processing, billing and fulfillment functions under the program, and the affiliate receives a commission for directing the sale to our website.

Merchant Banking Relationships – We have entered into merchant banking relationships with American Express, Discovery, Master Card and Visa to process our credit card and other banking charges. Those charges primarily relate to orders for embossed floral products that we receive over our website or orders that we process for third party licensees or under our affiliate program. Our licensees also rely on merchant banking relationships to process credit card and other charges relating to orders that they take under their own processing systems.

The merchant banking relationships are generally terminable by us at any time, and can be terminated by the merchant bank under certain circumstances, including if the total number of "charge-backs" or disputed charges for credit card or other banking charges exceeds a certain amount.

Customer Dependence. We did not generate any revenues during the period covered by this report. We acquired revenue producing contracts with third parties in our February 2004 transactions (primarily license and other, similar arrangements), but those contracts have been in place for only a short period of time and we are continuing to build our licensing network, so we are unable to determine if any particular customer or contract party will generate a significant portion of our revenues in the near future.

Intellectual Property. Prior to the February 2004 transactions, SR filed four patent applications in the United States and two applications in foreign jurisdictions (including a filing that covers multiple countries) for our embossing technology. We acquired those applications and SR’s rights to the technology in the February 2004 transactions. We may pursue additional United States and foreign patent protections for our technology in the future. Two of the United States patent applications are pending and one has been published. One of the foreign patent applications has been published and the other is pending. Once patented, that technology will no longer be available to others to use in floral embossing. We intend to actively pursue a strategy of filing both United States and foreign patents to protect the intellectual property we develop. We also obtained both United States and foreign trademark applications for the embossing business in the February 2004 transactions.

In addition to patents, we rely on trade secrets, know-how, continuing technological inventions and licensing opportunities to develop and maintain our competitive position. Much of the know-how important to our operations and many of our processes are dependent upon the knowledge, experience and skills of our key technical personnel and are not the subject of pending patent applications or issued patents. To protect our rights to that know-how and technology, we require all of our key employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the unauthorized use, and restrict the disclosure, of confidential information, and require disclosure and assignment to us of their ideas, developments, discoveries and inventions. We generally require our other employees, consultants and advisors to execute confidentiality and invention assignment agreements. Our typical licensing agreement contains provisions which require the licensee to maintain the confidentiality of our intellectual property.

Competition. Our embossing business will be subject to intense competition. We compete with a number of privately and publicly-held companies, institutions and other persons and entities.

There are numerous companies that are actively engaged in the sale of floral products. These companies include national enterprises such as FTD, Inc., FTD.com, Telefloral, and 1-800-flowers, as well as local retail florists and mass merchants such as Wal-Mart and grocery store chains. In addition, we compete to a limited degree with greeting card companies such as Hallmark Cards, Inc.

Regulatory Requirements. The embossing technology that we license to third parties and the floral products embossed using that technology are not subject to any material regulatory approval in the United States or foreign countries. We are subject, however, to various federal, state and local laws that are applicable to our operations including, among other laws, laws relating to working conditions, disposal of potentially hazardous substances and wage and hour laws. We do not believe our floral embossing operations subject us to any material environmental regulations.

Employees. As of the date of the filing of this report, we have approximately 18 employees, of whom 11 are full time employees. We intend to recruit additional qualified employees as the need arises. Our employees are not represented by unions or collective bargaining associations.

Facilities. We occupy approximately 3,600 square feet of office space in Bountiful, Utah. The lease for the space expires in June 2004 and we have an option to extend it for subsequent one year terms on conditions similar to the current lease. We believe the facilities are suitable to our current business needs, but that additional space will be required to meet our long term objectives.

Our New Management. We effected our February 2004 transactions in part by merging into a wholly-owned subsidiary corporation that we formed in the State of Utah for that purpose. The corporation we merged into, Speaking Roses International, Inc., was the survivor in the merger, and under the terms of the agreement governing the terms of the transaction, the officers and directors of Speaking Roses International, Inc. remained as the officers and directors of the merged, surviving entity. In general, those officers and directors were the persons who formerly held management positions with SR. A number of those persons are either direct or indirect owners of SR. None of the persons who acted as our officers or directors before the merger retained management positions with us after the merger. See Item 9, below, for biographical and other information regarding our post-February 2004 officers and directors.

Additional Information. We make available free of charge through our website, www.speakingroses.com, copies of our reports and filings with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, this annual report on Form 10-KSB, and current reports on Form 8-K, as well as amendments to those reports as required or furnished to the SEC pursuant to Section 13(a) of the 34 Act. We place these reports on our website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission.

The public may read any of the items we file with the Securities and Exchange Commission at the Commission’s Public Reference Room at 450 Fifth Street NW, Washington, D.C., 20549. The public may obtain information about the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange also maintains an internet site that contains reports, proxy and information statements, and other information regarding our operations and other issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2. PROPERTIES

During the period covered by this report, our offices were located at the business office of our president, Douglas P. Morris, at 130 East Main, Heber City, Utah, 84032. Under the terms of our arrangement with Mr. Morris, we paid him rental of $400 per month for the use of those facilities. See "Subsequent Events" above for a description of our offices as of the date of the filing of this report.

ITEM 3. LEGAL PROCEEDINGS

We were not a party to any legal proceeding during the period covered by this report.

In March 2001, De Lage Landen Financial Services received a judgment against us in the amount of $170,705 relating to financial services it had provided to us. We negotiated a settlement and release of that judgment by paying De Lage Landen Financial Services $35,000 in cash and issuing it 8,049 common shares.

In 2000, our subsidiary, Memory, commenced bankruptcy proceedings under Chapter 7 of the United States Bankruptcy Code. The Chapter 7 proceeding was completed in November 2001.

Subsequent to the closing of the private placement we conducted in connection with our acquisition of SR's business and assets, we were informed by the accountants who had assisted in the preparation of certain pro forma financial information we distributed to the private placement investors that the pro forma information was incorrect since it reflected the acquisition of SR’s business and assets using the purchase method of accounting , rather than as a recapitalization under applicable accounting rules. See our current report on From 8-K dated March 30, 2004 for additional information regarding this issue. We have decided to provide each of the investors in the private placement with a rescission right with respect to his or her investment in the private placement shares. Each investor that exercises that right would be entitled to receive the return of his or her subscription amounts, together with interest on those amounts from the date of investment at the statutory rate. For additional information regarding the rescission offer, see the section below entitled "Management's Discussion and Analysis or Plan of Operation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to the consummation of the February 2004 transactions, we obtained written consents from the holders of the majority of the votes represented by our outstanding securities for certain proposals relating to our February 2004 transactions. Based on a total of 16,976,131 pre-February 2004 reverse split outstanding votes as of the date of the approvals, shareholders holding a total of 11,129,830 pre-February 2004 reverse split votes voted in favor of the transactions through those written consents. The specific proposals approved by the shareholders by written consent included proposals to change our name to Speaking Roses International, Inc., to change our domicile from the State of Nevada to the State of Utah through a reincorporation merger, to increase the number of our authorized shares from 25,000,000 common shares to 70,000,000 common shares and from 5,000,000 preferred shares to 30,000,000 preferred shares in connection with the reincorporation merger, and to effect the February 2004 reverse split through the reincorporation merger.

We obtained the approvals described above by written consent in order to avoid the costs and management time required to hold a special meeting of our shareholders.

On December 12, 2003, we filed a preliminary Information Statement on Schedule 14C with the Commission relating to the proposals, and filed the definitive Information Statement on Schedule 14C with the Commission on December 23, 2003. The closing of the transactions occurred on February 6, 2004, more than 20 days after the mailing of the definitive Information Statement. For more information regarding the proposals and the consent approvals, see our Information Statement on Schedule 14C dated December 23, 2004.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our common shares are listed with the OTC Bulletin Board, or OTCBB, and our trading symbol is SRII. The OTCBB is a quotation service for securities that are not listed or traded on NASDAQ or another national securities exchange. The OTCBB is operated by NASDAQ and is a system which permits National Association of Securities Dealer members to quote any OTC security that is current in certain required regulatory filings.

During the period covered by this report, trading in our securities was sporadic. Currently, there is a very small established market for our shares with very few market makers. Following the February 2004 transactions and through the date of the filing of this report, the high daily trading price was $5.00 per share and the low daily trading price per share was $1.50 per share, on per day trading volumes that ranged from 119 shares to 11,200 shares (with an average daily trading volume of 2,465 shares). As of December 31, 2003, there were approximately 420 holders of record of our common shares.

We did not repurchase any of our outstanding shares during the period covered by this report. The holders of our outstanding Series B preferred shares and Series C preferred shares did, however, convert those securities into common shares as described below in the section entitled "Recent Sales of Securities." In addition, except as noted below in the section entitled "Recent Sales of Securities" with respect to the issuance of common shares in lieu of paying certain dividends on our preferred shares in connection with the conversion of the preferred shares to common shares, we paid no dividends during the period covered by this report, and we have never paid cash dividends on our shares.

Recent Sales of Securities

In 2000 and 2001, we sold 30,500 (pre-February 2004 reverse split) shares of our Series B preferred stock to a total of nine investors. As described below, the Series B preferred shares were converted into common shares in December 2003 in connection with our February 2004 transactions. We believe the issuance of the Series B preferred shares was exempt from registration under Section 4(2) of the 33 Act. We paid no commission or other remuneration in connection with the issuance of the shares and retained no underwriter or placement agent in connection with the issuance of the Series B preferred shares. For a description of the rights and preferences of the Series B preferred shares, see our annual report on Form 10-KSB for the period ending December 31, 2002.

In 2001, we sold 100,000 (pre-February 2004 reverse split) shares of our Series C preferred stock in a private placement to 23 investors and through the services of a registered broker/dealer. As described below, the Series C preferred shares were converted into common shares in December 2003 in connection with our February 2004 transactions. We believe the issuance of the Series C preferred shares was exempt from registration under the 33 Act in reliance on Section 4(2) and Rule 506 of Regulation D promulgated under the 33 Act. For a description of the rights and preferences of the Series C preferred shares, see our annual report on Form 10-KSB for the period ending December 31, 2002.

In 2001 and 2002, we issued common shares to three entities in connection with the resolution of claims against us. We issued a total of 13,981 common shares to two creditors of Memory in connection with the settlement of their claims for deficiency amounts after the transfer of Memory's assets to them, and we issued 29,658 common shares to the registered broker/dealer who assisted us in the sale of our Series C preferred shares. See "Legal Proceedings," above. We believe these issuances were exempt from registration pursuant to Section 4(2) of the 33 Act.

In connection with our February 2004 transactions, the holders of our 30,500 outstanding pre-February 2004 reverse split Series B preferred shares and our 100,000 outstanding pre-February 2004 reverse split Series C preferred shares converted those securities into common shares in December 2003. The Series B preferred shares were convertible into common shares at the rate of 200 common shares for each Series B preferred share, and the Series C preferred shares were convertible into common shares at the rate of 50 common shares for each Series C preferred share. In connection with the conversion of the Series C preferred shares, we also issued common shares to the holders of the Series C preferred shares as payment in full of accrued but unpaid dividends. The number of shares issued to the holders of the Series C preferred shares in connection with the payment of the dividends was based on a pre-February reverse split price per common share of $.04, as required under the terms of our agreements with those holders. As a result of the conversions, in December 2003 the holders of the preferred stock received a total of 12,956,250 pre-February 2004 reverse split common shares (including 1,856,250 pre-February 2004 reverse split common shares as payment of the accrued but unpaid dividends). Accordingly, before the February 2004 reverse split, we had a total of 18,832,381 common shares outstanding. After application of the February 2004 reverse split, those shares became approximately 1,117,027 common shares (subject to adjustment to avoid the issuance of fractional shares resulting from the reverse split).

In the acquisition of SR’s business and assets (which occurred in connection with the consummation of the other February 2004 transactions), we issued 20,551,264 common shares to SR. In addition, in connection with the initial closing of the private placement, we issued eight accredited investors a total of 1,237,500 common shares at a purchase price of $1 per share. The private placement that we conducted concurrently with the acquisition of SR’s assets and business was for a minimum of 400,000 shares and for a maximum of 4,000,000 shares. After the February 2004 transactions, we completed the private placement, selling the entire 4,000,000 common shares. A total of 70 accredited investors and five unaccredited investors purchased common shares in the private placement. We are also obligated to issue common shares to the registered broker/dealer that acted as placement agent in the private placement, and pay the placement agent cash compensation. See "Management's Discussion and Analysis or Plan of Operation" below.

We believe the issuances of the securities set forth above were exempt from the registration requirements of the Securities Act of 1933, as amended (the "33 Act"), pursuant to Sections 4(2) and other provisions of the 33 Act. SR was the sole purchaser in our acquisition of its assets and business, and the private placement was structured and conducted as an offering under Rule 506 of Regulation D promulgated under the 33 Act. In the private placement, each of the investors was required to meet certain suitability standards set forth in an investor qualification questionnaire, and in both the acquisition of SR’s assets and business and the private placement, each of the investors represented that he or it was acquiring the common shares for investment and without a view to their distribution in violation of the federal or state securities laws, and that he or it understood that the common shares were being sold in reliance upon exemptions from registration under the federal and state securities laws and that they were, therefore, "restricted securities" subject to significant restrictions on transfer. Each of the certificates evidencing the securities issued in the acquisition of SR’s business and assets and the private placement bear standard restrictive legends.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

During the period covered by this report, we did not engage in any material business operations. Our principal business activities were focused on the acquisition of a Target Business, either through a merger, an acquisition, or some other type of corporate transaction. The only recent period during which we had active operations was between 1997 and 1999, when we sold personal computer and computer-related products through our subsidiary, Memory. We terminated those operations in 1999 and transferred substantially all of our operating assets to a secured creditor at that time. In 2001, we liquidated Memory in connection with a Chapter 7 bankruptcy proceeding.

After the period covered by this report, we entered into a series of related transactions with SR, pursuant to which we effected the transactions described in the section entitled "Subsequent Events" above. We anticipate that those transactions will materially affect our ongoing business operations and our financial results.

Critical Accounting Policies

A summary of our significant accounting policies is set forth in the notes to our financial statements included elsewhere in this report. We believe the application of these accounting policies on a consistent basis enables us to provide timely and reliable information about our earnings results, financial condition and cash flows.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in our financial statements. Our management reviews these estimates and assumptions based upon historical experience, changes in business conditions and other relevant factors that they believe to be reasonable under the circumstances. In a given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

Critical accounting policies are those policies that may have a material impact on our financial statements and also require our management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with our board of directors. We believe that, as of the end of the period covered by this report, our critical accounting policies include those addressing our status as a development stage enterprise, policies relating to the concept of comprehensive income, and policies relating to the calculation of loss per share.

Results of Operations

Because of the nature of our business operations through the end of the period covered by this report and the significance of the February 2004 transactions, we believe that year-to-year comparisons of the results of our operations do not provide meaningful disclosure to our shareholders. Accordingly, although we have included historical comparative information in this section below, we believe our shareholders should review carefully the forward-looking information set forth in the sections entitled "Plan of Operation" and "Liquidity and Capital Resources."

Comparison of 2003 with 2002. The following information compares the results of our operations for the years ended and ending December 31, 2003 and December 31, 2002:

Assets. At December 31, 2003, we had $641 in assets, consisting of cash of $139 and prepaid expenses of $502. On the same date in 2002, we had $14,718 in assets, consisting entirely of cash.

Liabilities. At December 31, 2003, we had total current liabilities of $71,276, consisting of $68,276 in accounts payable ($6,000 to a related party) and loans from an officer of $3,000. We had no long-term liabilities. On the same date in 2002, we had total current liabilities of $13,016 (including $1,200 to a related party) and no long-term liabilities.

Revenues. We had no revenues during either 2002 or 2003.

Expenses. In 2003, our general and administrative expenses totaled $71,903, compared with total general and administrative expense of $72,911 in 2002.

Other Income and Expenses. In 2003, we recorded $434 in interest expense, relating primarily to past due invoices to creditors. There was no corresponding recorded interest expense in 2002. In 2003, we had no interest income, but had $14 in interest income in 2002, relating primarily to the minimal cash balances we maintained.

Net Loss, Loss Applicable to Stockholders and Loss per Share. In 2003, we had a net loss of $72,337, compared with a net loss of $72,897 in 2002. In 2003 we paid dividends on our preferred shares (through the delivery of common shares) in the amount of $74,250, resulting in loss applicable to common shareholders of $146,587 in 2003, compared to $72,897 in 2002. The basic and diluted loss per share for 2003 was $.13, compared to a loss of $.07 in 2002, based on a weighted average number of common shares outstanding of 1,117,027 shares in 2003 and 2002.

Comparison of 2002 with 2001. For the year ending and ended December 31, 2001, our financial statements consisted of a consolidated balance sheet and related consolidated statements of changes in net assets and stockholders’ equity (deficit) in liquidation. During 2002, we changed our method of accounting from a liquidation basis to a going concern basis. As a result, we are unable to provide direct comparisons of certain financial categories typically set forth on income statements. We have included below, however, information from the balance sheets of both year-end 2002 and 2001, as well as comparative information from the statements of changes in net assets and stockholders’ equity (deficit) in liquidation:

Assets. At December 31, 2002, we had $14,718 in assets, consisting of cash. On the same date in 2001, we had $74,599 in assets, consisting entirely of cash.

Liabilities. At December 31, 2002, we had total current liabilities of $13,016. We had no long-term liabilities. On the same date in 2001, we had no current or long-term liabilities.

Revenues. We had no revenues during either 2002 or 2001.

Plan of Operation

As of the end of the period covered by this report, our primary plan of operation was to acquire the assets and business of SR in accordance with the terms of the letter of intent we executed with SR in October 2003, and to effect the required ancillary transactions necessary to close that acquisition, including the sale of certain of our securities pursuant to a private placement. If we were unable to effect those transactions, our plan of operation consisted primarily of continuing our attempts to enter into a business transaction with a Target Business. We completed our acquisition of SR’s business and assets and the ancillary transactions (including the initial closing of the private placement) on February 6, 2004.

We believe that the results of our financial operations will be affected materially by our February 2004 transactions. As a result of those transactions, we now conduct the business formerly conducted by SR, which primarily relates to the licensing and exploitation of proprietary technologies for embossing floral products. We intend to continue those licensing and exploitation activities as our primary business activities for the foreseeable future.

The historical cash flows generated by SR’s operations were not sufficient to cover its operational growth, but based on our current business plan for the use of SR’s assets and business we anticipate cash flow generated from the operation of our floral embossing licensing business will be sufficient to cover our planned operational growth by 2005. We can give no assurances that we will be able to execute our business plan, however, or that we will generate sufficient cash flow from operations to cover our anticipated operational growth costs.

We believe we will have the ability to plan and execute our capital spending and expenses in the future as we execute our business plan by varying the extent of our licensing activities, hiring practices and promotional activities. If we elect to slow the speed, or narrow the focus, of our business plan, we will be able to reduce our capital expenditures and losses. Our actual ability to effectuate our proposed business plan using SR’s assets and business after the February 2004 transactions will depend on a number of factors, however, including:

  our ability to continue to enter into licensing arrangements with third parties;
  the acceptance of the floral embossing process in the market place;
  our ability to protect our intellectual property; and
  factors over which we have little or no control, such as regulatory changes, changes in technology, failures by third parties to meet their contractual obligations or significant changes in the competitive environment in which we will operate.

In addition, our actual costs and revenues can vary from the amounts that we expect or budget in our business plan, possibly materially, and those variations are likely to effect our ability to generate a profit or our need for additional financing. Accordingly, we can give no assurance that our actual financial needs will not exceed the anticipated amounts that are available to us, including from new third parties.

If we need additional financing, and acquire that funding through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire funding through the issuance of debt, that financing could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns.

In connection with our acquisition of SR’s business and assets, we completed a private placement of our common shares. The private placement was for a minimum of 400,000 shares and a maximum of 4,000,000 common shares at a purchase price of $1 per share. We effected the initial closing of that private placement on February 6, 2004, concurrently with the closing of our acquisition of SR’s business and assets. Since then, we have effected subsequent closings under that private placement and received a total of $4,000,000 from investors in that private placement. See "Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities," above. We will also issue approximately 360,000 common shares to the placement agent in that private placement as compensation for its services, and have paid the placement agent cash compensation of approximately $360,000. Our net proceeds from the private placement were approximately $3,557,000.

We used a portion of the proceeds from the private placement (approximately $1,250,000) for the repayment of debt, including debt owed to related parties. See "Certain Relationships and Related Transactions." We intend to use the balance of the net proceeds from the private placement for working capital.

After completing the private placement, the accountants who assisted us in the preparation of the pro forma financial information contained in the disclosure materials we provided the private placement investors notified us that the pro forma information was incorrect, since it accounted for the acquisition of SR's business and assets on a purchase basis, rather than as a recapitalization under applicable accounting rules. Accordingly, we have decided to offer the private placement investors the right to rescind their purchases. If an investor accepts the rescission offer, he or she will be entitled to receive a full refund of his investment, together with interest from the date of the investment at the applicable statutory rate (up to 12% per annum). We intend to make the rescission offers in accordance with applicable state and federal securities laws and regulations. All of the common shares we sold in the private placement have been reflected as a temporary equity until such time as we have effected the rescission offers.

While we believe the rescission offer will not have a material adverse effect on our financial position, we can give no assurances about the outcome of the rescission offer, the number of investors, if any, who will accept the offer, or the amount we will ultimately refund to investors under the rescission offer. If investors who acquired a significant number of common shares in the private placement elect to rescind their investments, however, the rescissions could materially affect our liquidity, our ability to implement our business plans and to continue as a going concern.

Contractual Obligations and Contingent Liabilities and Commitments

We are not a guarantor of any other entity’s debt or financial obligations.

Recently Issued Financial Accounting Standards

We have reviewed all recently issued, but not yet adopted accounting standards in order to determine their effects, if any, on the results of our operations or financial position. Based upon that review, we believe that none of the recently issued pronouncements will have any significant effects on our future earnings or operations. Further discussion of recently issued accounting standards is found in note 1 to our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Statements

The preceding discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this annual report on Form 10-KSB, and in conjunction with the disclosures regarding forward looking statements set forth at the beginning of this report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

MILLENNIUM ELECTRONICS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

INDEPENDENT AUDITORS' REPORT

 To the Stockholders

MILLENNIUM ELECTRONICS, INC.

We have audited the balance sheet of Millennium Electronics, Inc. (a Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the cumulative period from January 1, 2002, to December 31, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Millennium Electronics., Inc. as of December 31, 2003, and the results of their operations and their cash flows for the year then ended and for the cumulative period from January 1, 2002, to December 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company does not have any operating business and has limited resources. In addition, the Company has accumulated losses from operations of $145,234 since development stage activities commenced January 1, 2002. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mayer Hoffman McCann P.C.

Salt Lake City, Utah

March 22, 2004

 INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

Millennium Electronics, Inc.

We have audited the accompanying statements of operations, shareholders' equity, and cash flow of Millennium Electronics, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Millennium Electronics, Inc. for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company does not have any operating business and has limited resources. In addition, the Company has incurred a loss from operations of $72,897 for the year ended December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 25, 2003

MILLENNIUM ELECTRONICS, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2003

                                                              2003
                              ASSETS

CURRENT ASSETS
   Cash                                                     $       139
   Prepaid expenses                                                 502
                                                            -----------
          TOTAL CURRENT ASSETS                                      641
                                                            -----------
          TOTAL ASSETS                                      $       641
                                                            ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                         $    62,276
   Accounts payable-related party                                 6,000
   Loans from officer                                             3,000
                                                            -----------
          TOTAL CURRENT LIABILITIES                         $    71,276
                                                            -----------
STOCKHOLDERS' DEFICIT
   Cumulative convertible preferred stock, Series B, $1
     stated value, authorized 50,000 shares
     issued and outstanding, -0- shares                               -
   Cumulative convertible preferred stock, Series C, $2
     stated value, authorized 5,000,000 shares
     issued and outstanding, -0- shares                               -
   Common stock, par value $0.001, authorized
     25,000,000 shares; issued and outstanding
     1,117,027 shares                                             1,117
   Additional paid-in capital                                 7,220,080
   Treasury stock, at cost, 578 shares                          (50,000)
   Accumulated deficit                                       (7,096,598)
   Deficit accumulated during the development stage            (145,234)
                                                            -----------
          TOTAL STOCKHOLDERS' DEFICIT                           (70,635)
                                                            -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $       641
                                                            ===========

See Notes to Financial Statements

MILLENNIUM ELECTRONICS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

                                                              Cumulative
                                                             From January
                                                             1, 2002 to
                                  Years Ended December 31,   December 31,
                                     2003           2002          2003

REVENUE                           $        -     $        -     $        -

EXPENSES
   General and administrative         71,903         72,911        144,814
                                  ----------     ----------     ----------
     OPERATING LOSS                  (71,903)       (72,911)      (144,814)
                                  ----------     ----------     ----------
OTHER INCOME (EXPENSE)
   Interest expense                     (434)             -           (434)
   Interest income                         -             14             14
                                  ----------     ----------     ----------
     TOTAL OTHER INCOME (EXPENSE)       (434)            14           (420)

     NET LOSS                        (72,337)       (72,897)      (145,234)

Preferred dividends                  (74,250)             -        (74,250)
                                  ----------     ----------     ----------
     LOSS APPLICABLE TO COMMON
     STOCKHOLDERS                 $ (146,587)    $  (72,897)    $ (219,484)
                                  ==========     ==========     ==========
Basic and diluted loss per share
of common stock                   $    (0.13)    $    (0.07)    $    (0.20)
                                  ==========     ==========     ==========
Weighted-average number of common
shares outstanding                 1,117,027      1,117,027      1,117,027
                                  ==========     ==========     ==========

See Notes to Financial Statements

MILLENNIUM ELECTRONICS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2003 and 2002

                                                                     Common
                                  Series B          Series C          Stock
                              Shares  Amount      Shares  Amount      Issued

Balance, December 31, 2001   30,500  $ 30,500   100,000  $  180,000  $ 29,658

Issuance of common stock to
placement agent in lieu of
fees                              -         -         -           -   (29,658)

Net loss                          -         -         -           -         -
                            -------  --------  --------  ----------  --------
Balance, December 31, 2002   30,500    30,500   100,000     180,000         -

Net loss                          -         -         -           -         -

Accrued preferred stock
dividends                         -         -         -           -         -

Conversion of preferred
shares and accrued
dividends into common
stock                       (30,500)  (30,500) (100,000)   (180,000)        -
                            -------  --------  --------   ---------  --------
Balance, December 31, 2003        -  $      -         -   $       -  $      -
                            =======  ========  ========   =========  ========
[CONTINUED]

                                  Additional
                    Common stock   Paid-in    Treasury  Accumulated
                 Shares    Amount  Capital      Stock      Deficit      Total

Balance,
December 31, 2001 318,888  $  319  $6,936,128 $(50,000) $(7,022,348) $ 74,599

Issuance of common
stock to placement
agent in lieu of
fees               29,658       -           -        -            -         -

Net loss                -       -           -        -      (72,897)  (72,897)
                  -------  ------  ----------  -------  -----------  --------
Balance,
December 31, 2002 348,546     319   6,936,128  (50,000)  (7,095,245)    1,702

Net loss                -       -           -        -      (72,337)  (72,337)

Accrued preferred
stock dividends         -       -           -        -      (74,250)  (74,250)

Conversion of
preferred shares
and accrued
dividends into
common stock      768,481     798     283,952        -            -    74,250
                  -------  ------  ----------  -------  -----------  --------
Balance, December
31, 2003        1,117,027  $1,117  $7,220,080 $(50,000) $(7,241,832) $(70,635)
                =========  ======  ==========  =======  ===========  ========

See Notes to Financial Statements

MILLENNIUM ELECTRONICS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                                              Cumulative
                                                             From January
                                                             1, 2002 to
                                  Years Ended December 31,   December 31,
                                     2003           2002          2003

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                       $ (72,337)     $  (72,897)   $  (145,234)
  Adjustments to reconcile net
  loss to net cash flows from
  operating activities:
    Increase in operating assets
     Prepaid expenses                 (502)              -           (502)
    Increase in operating
    liabilities
     Accounts payable               50,460          11,816         62,276
     Accounts payable-related
       party                         4,800           1,200          6,000
     Loan from stockholder           3,000               -          3,000
                                ----------     -----------    -----------
          NET CASH FLOWS FROM
          OPERATING ACTIVITIES     (14,579)        (59,881)       (74,460)
                                ----------     -----------    -----------
          NET DECREASE IN CASH     (14,579)        (59,881)       (74,460)

          CASH, BEGINNING OF
          YEAR                      14,718          74,599         74,599
                                ----------     -----------    -----------
          CASH, END OF YEAR     $      139     $    14,718    $       139
                                ==========     ===========    ===========

See Notes to Financial Statements

MILLENNIUM ELECTRONICS, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Summary of significant accounting policies

Nature of operations - Millennium Electronics, Inc. (the "Company") was incorporated in Delaware in 1991 and reincorporated in Nevada on February 13, 1997 with the intent to be a holding company. The Company manufactured and sold personal computer systems and semiconductor memory products through its wholly owned subsidiary, Millennium Memory, Inc (‘MMI"), a California corporation. In August 2001, MMI filed for liquidation under Chapter 7 of the United States Bankruptcy Code and was liquidated. The Company is currently an inactive public shell without operations and is seeking to merge with an operating company.

Development stage enterprise - Since January 1, 2002, the Company has become a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No, 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising. The losses of $145,234 accumulated since January 1 2002 have been considered as part of the Company’s development stage activities.

Loss per share - The Company applies Statements of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method. Options to purchase 1,779 shares of common stock at December 31, 2003 and 2002 were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Comprehensive income - The Company applies Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No. 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Treasury stock – The Company accounts for its treasury stock under the cost method, whereby purchases of treasury stock are recorded at the cost to the Company.

Income taxes - Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

Stock based compensation – The Company applies Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) which requires disclosure of the fair value and other characteristics of stock options. The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic value method of accounting for employee stock based compensation in accordance with the Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees. No options were granted, canceled or expired under these plans during the years ended December 31, 2003 and 2002.

Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions.

Effects of recent accounting pronouncements - In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposals that are initiated after December 31, 2002. SFAS 146 has had no effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to SFAS 123’s fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statements amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 has had no effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s financial position or results of operations.

In May, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires the issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had no effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity’s activity to be consolidated by a company if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual return or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on the Company’s financial statements.

(2) Going concern

The Company does not have any operating business and has limited resources. Cash on hand may not be sufficient to satisfy the Company’s cash requirements during the next 12 months. The Company will seek additional financing in order to implement its business plan or consummate a merger. The Company does not have any assurance that it will be able to raise the required capital. As such, the Company may not be able to continue as a going concern.

(3) Stockholders’ deficit

Preferred Stock, Series B – In May 2000, the Company issued Series B convertible preferred stock with a stated value of $1 in a private offering to its officers, directors, and others at $1 per share. At December 31, 2002, there were 50,000 shares authorized and 30,500 shares issued and outstanding. Preferred stock Series B is convertible to 11.86 shares of common stock and was converted to 361,824 common shares at December 31, 2003.

Preferred Stock, Series C - In April 2001, the Company raised approximately $180,000, net of $22,500 in offering costs, in a private offering of 100,000 shares of Series C preferred stock at a price of $2 per share. Preferred stock, Series C is convertible to 2.97 shares of common stock and was converted to 296,577 common shares at December 31, 2003. At December 31, 2003, the cumulative unpaid dividends in Series C preferred stock amounted to $74,250 and was converted to 110,104 shares of common stock.

In February 2004, the Company approved a 16.859 for one reverse stock split which decreased the common stock from 18,832,381 (including preferred Series B and C and accrued dividends) shares issued and outstanding to 1,117,027 shares issued and outstanding. The par value remained unchanged at $0.001 per share with 25,000,000 shares of common stock authorized. All share information and per share data have been retroactively restated for all periods presented to reflect the reverse stock split.

(4) Income taxes

The Company has significant net operating loss and net capital loss carryforwards which give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset. There are no other timing differences which arise from recognizing income and expense in different periods for financial and tax reporting purposes.

The Company’s gross deferred tax asset attributable to net operating loss carryforwards and the associated valuation allowance is summarized as follows:

                                                           2003

      Deferred income taxes
          Net operating loss carryforward              $2,016,000
          Deferred tax valuation allowance             (2,016,000)
                                                       ----------
               Net deferred tax asset                  $        -
                                                       ==========

Net changes in the valuation allowance were a net increase of $32,000 and $22,000 for the years ended December 31, 2003 and 2002, respectively.

The Company has Federal net operating losses of $5,900,000 which expire in the years 2012 through 2022. State net operating losses total $73,000 and expire in the year 2012.

(5) Stock option plans

Non-qualified plan - The Company’s 1996-97 Stock Incentive Plan (the "Non-Qualified Plan") provides for the granting of stock options to employees and certain consultants to the Company (but not to officers or directors). The Board has authority to amend, suspend, or terminate the Non-Qualified Plan, provided that no such action may affect any option previously issued under the Non-Qualified Plan, and will administer the Non-Qualified Plan. A total of 300,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Non-Qualified Plan, Options under the Non-Qualified Plan may be exercised in various installments, not to be exercised beyond 10 years.

Qualified plan - The Company’s 1997 Incentive Stock Option Plan (the "Qualified Plan") provides for the granting of stock options to eligible persons, as determined by the Board of Directors. The Board has the authority to amend, suspend, or terminate the Qualified Plan, provided that no such action may affect any options previously issued under the Qualified Plan, and will administer the Qualified Plan. The Qualified Plan will terminate in April 2007. A total of 1,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Qualified Plan. Options under the Qualified Plan may be exercised in various installments, not to be exercised beyond 10 years.

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

Non-Employee Directors Stock Option Plan (the "Plan") - The Company’s 1996 plan was adopted by the Board of Directors and approved by the stockholders at the annual meeting on July 14, 1998. The Plan provides for the grant of options to purchase shares of the Company’s common stock to non-employee directors ("Outside Directors"). A total of 300,000 shares of common stock are reserved for issuance under the Plan.

Only non-employee directors are eligible for option grants under the Plan. Each nonemployee director will be granted an option to purchase 593 shares of the Company’s common stock upon election to the Board of Directors (the "Initial Grant") and will receive options to purchase an additional 593 shares at the date of each Annual Meeting thereafter ("Annual Grants"). Each option, whether vested, and all rights and obligations thereunder expires 10 years from the date of grant. Initial grants vest ever a two-year period with 50% of the options vesting on the first anniversary of the grant and the remaining shares vesting on the second anniversary of the grant. Annual Grants become fully vested on the first anniversary of the date of grant. The exercise price of the options granted under the Plan is 100% of the fair market value of the common stock on the date of grant.

Options may be granted pursuant to the Plan during the period ending on July 14, 2008.

                                                Weighted-           Weighted-
                                                 Average             Average
                                          Other  Exercise   Other    Exercise
                                         Options  Price    Warrants   Price

     Outstanding, December 31, 2001       1,779   $67.44    4,638     $ 84.30

     Canceled or expired                      -   $    -   (4,638)    $     -

     Outstanding, December 31, 2002       1,779   $67.44        -     $     -

     Canceled or expires                      -   $    -        -     $     -

     Outstanding, December 31, 2003       1,779   $67.44        -     $     -
                                          =====   ======    =====     =======
     Exercisable, December 31, 2003       1,779   $67.44        -     $     -
                                          =====             =====

The weighted-average remaining contractual life of other options issued is 4.5 years at December 31, 2003.

(6) Related party transactions

Commencing September 2001, the Company operates from the office of a company owned by one of the Company’s shareholders. Monthly payments are $400. Rent expense, including office supplies and telephone expense, for the years ended December 31, 2003 and 2002 amounted to $6,000 and $1,200, respectively.

As of December 31, 2003, the Company owed the President of the Company $3,000 for a short-term loan used to meet operating needs. The loan is at 0% interest and intended to be repaid by the proceeds from the private placement offering.

(7) Subsequent events

Subsequent to year end, the Company completed a $4,000,000 private placement offering by selling 4,000,000 shares under Rule 506 of Regulation D at a price of $1.00 per share. The proceeds are to be used to repay debt and fund future operations of the Company.

Subsequent to year end, the Company changed its domicile from the state of Nevada to the state of Utah through a reincorporation merger with a recently formed Utah corporation. As a result of the merger, the Company will be a Utah company and operate under the name of Speaking Roses International, Inc.

On March 12, 2004, the Company’s management determined that the private placement memorandum contained certain errors in the pro forma financial statements and may be subject to rescission. The Company has decided to conduct a rescission offer, which is an offer to repurchase each unit sold pursuant to its 2003 private placement offering. Because the 2003 private placement offering involved sales in multiple states, the Company and its legal counsel are in communication with the investors that purchased the securities in these states.

A rescission offer is required to be outstanding for a 30 day period where the unit holders will have the option to: (1) reject the rescission offer formally in writing; (2) to take no action within the 30 days, thereby retaining the outstanding units; or (3) to accept the rescission offer formally in writing. Formal rescission acceptances will result in cash payments by the Company to the unit holders for the return of their original investment plus interest at the statutory rate.

The Company intends to make a rescission offer in accordance with applicable state securities regulations and the SEC’s rules for tender offers. Accordingly, all of the Company’s outstanding units have been reflected as a temporary equity until such time as the violations under the state securities laws have been cured. While the outcome of the rescission offer cannot be predicted with certainty, the Company’s management and its legal counsel believe that it will not have a material adverse effect on the Company’s financial statements. However, if a substantial number of the unit holders elect to rescind their investment, or if the rescissions impact the Company’s banking relationships, these elections could materially affect the Company’s liquidity and its ability to implement its business plan and to continue as a going concern. The ultimate outcome of this uncertainty cannot be determined at this time.

(8) Cash flow disclosures

The following is a summary of supplemental cash flow information:

                                                      2003      2002
     Cash paid:
        Interest expense, net of amount capitalized $    -     $    -
                                                     ======     ======
        Income taxes                                $    -     $    -
                                                     ======     ======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the period covered by this report, we did not make any changes in or have any disagreements with our accountants on accounting and financial disclosure issues. On February 27, 2004, however, our board of directors determined that we would not renew the engagement of our independent public accountants, Singer Lewak Greenbaum & Goldstein, LLP ("Singer Lewak"), to audit our financial statements for the year ending December 31, 2003. As set forth below, effective as of that date, we engaged Mayer Hoffman McCann PC ("MHM") as our independent public accountants in replacement of Singer Lewak.

In connection with the audits of our balance sheet and related statements of operations, shareholders’ equity and cash flow for the years ended December 31, 2002, and the statements of changes in net assets in shareholders’ equity in liquidation for the year ended December 31, 2001, and during the subsequent period between December 31, 2002 and February 27, 2004, there were no disagreements between us and Singer Lewak on any matters of accounting principles or practice, financial statement disclosure or auditing scope or procedure (within the meeting of Item 304(a)(1)(iv) of Regulation S-B), which, if not resolved to the satisfaction of Singer Lewak, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports on our financial statements. Singer Lewak’s reports on our financial statements described in the preceding sentences for the years ending December 31, 2002 and 2001, were prepared assuming we would continue as a going concern and, other than containing an emphasis of matter paragraph regarding our ability to continue as a going concern, contained no adverse opinion or disclaimer of opinion and were not qualified.

MHM acted as the independent public accountant for SR in connection with the audit of its financial statements for, and as of the nine month period ended, September 30, 2003. SR acquired the substantial majority of our outstanding common shares in the February 2004 transactions in exchange for the contribution by SR of its assets and liabilities to us. See "Subsequent Events" above.

ITEM 8A. CONTROLS AND PROCEDURES

In accordance with the rules promulgated under the 34 Act, our management has evaluated, with the participation of our president and chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 34 Act) as of the end of the year ended December 31, 2003. Based upon their evaluation of these disclosure controls, and in light of the fact that we had no operating revenues, assets or business, our president and chief executive officer and our chief financial officer concluded that the disclosure controls and procedures that were in place were effective to insure that they were made aware of the material information relating to our operation during the period.

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2003, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cause. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and incidences of fraud, if any, within a company have been detected. These inherent limitations reflect the fact that judgments and decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes and conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, errors due to fraud may occur and still not be detected.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

As of the end of the period covered by this report, our officers and directors were the following persons:

Name	Age	Position
Douglas P. Morris	48	President/Director
Dan O. Price	47	Vice President/Director
Mark A. Scharmann	44	Secretary/Director

Douglas P. Morris, President and Director. Mr. Morris was an officer and/or director since our inception in 1991. Mr. Morris is also an officer and director of Celtic Investment, Inc., a publicly traded financial services company. Since 1990, Mr. Morris has also owned and operated H & M Capital Investments, Inc., which provides privately and publicly held corporations with management services and advice regarding mergers and acquisitions, debt and equity financing, capital market access, and market support for publicly traded securities. Mr. Morris has a bachelors degree from Brigham Young University and a Masters in Public Administration from the University of Southern California.

Dan O. Price, Vice President and Director. Mr. Price is employed by the University of Phoenix. Mr. Price also was the Vice-President of Corporate Development for Troika Capital Investment. Prior to that, Mr. Price was the national sales director for a business providing electronic bankcard processing and other merchant services. Mr. Price received his bachelors degree from Weber State University in 1983.

Mark Scharmann, Secretary and Director. Mr. Scharmann has been a business consultant since 1981, just after his compilation and editing in 1980 of the "Digest of Stocks Listed on the Intermountain Stock Exchange". In 1981 he compiled and edited the 800 page "OTC Penny Stock Digest". From 1982 to 1996, he was the president of Royal Oak Resources Corporation, now known as Hitcom Corporation

In connection with the change of domicile merger that we completed as part of the February 2004 transactions, the officers and directors of the surviving entity, Speaking Roses International, Inc., became our officers and directors. In general, those persons were the persons who formerly managed and operated SR. Our current directors and officers, and their respective ages and biographical information, are presented below. Except as otherwise noted, there are no family relationships between or among any of our officers or directors:

Name	Age	Position
Blaine Harris	65	CEO/President/Chairman of the Board
Reed E. Pew	51	Chief Financial Officer
Rene Rodriguez	31	Vice President of Operations/Director
Kenneth D. Redding	42	Executive Vice President
Roland N. Walker	48	Director
Terrell ("Ted") Lassetter	73	Director
Robert E. Warfield	63	Director

Blaine Harris, Chief Executive Officer, President and Chairman. Mr. Harris joined SR in March 2003 and is its sole manager and chief executive officer. Before joining SR, Mr. Harris was the chief executive officer of TFL, a personal money management education and training company. Mr. Harris has significant experience in developing businesses, particularly in the areas of franchising, retailing, technology and real estate development, and is the chief executive officer and part owner of a real estate franchising firm that was awarded the Real Estate Franchise of the Year award by Inc. Magazine. Mr. Harris is also the author of books on money management discipline. Mr. Harris attended Idaho State University, where he majored in economics and business management.

Reed E. Pew, Chief Financial Officer. Mr. Pew joined us in March 2004. Mr. Pew has over 25 years of financial and executive level experience, including 7 years as the controller and director of corporate planning for a publicly-held natural resources firm, 2 years in mergers and acquisition work, and 6 years as a chief financial officer and chief operating officer, performing turn-around work for small high tech companies. In 1994, Mr. Pew founded MindShare Associates, a privately held firm that built outsourced field sales teams for high technology clients. Mr. Pew was a certified public accountant for 24 years and served as president of the Utah Association of Certified Public Accountants in 1991. Mr. Pew received his undergraduate degree in Business Management and Finance from Brigham Young University and a Masters of Business Administration from the University of Utah.

Rene Rodriguez, Vice President of Operations and Director. Mr. Rodriguez is one of the founders of SR and acted as its chief operating officer between 2001 and March 2004, when he became our vice president of operations. Between 1999 and 2001, Mr. Rodriguez developed the floral embossing technology that we acquired from SR. Between 1991 and 1999, Mr. Rodriguez owned and operated a number of businesses in Santiago Chile, including a group of related wholesale and retail companies for which he acted as general manager. Mr. Rodriguez was responsible for all administrative and distribution operations for those companies. Mr. Rodriguez obtained an International Business Administration Degree from International Business School in Santiago, Chile, and Business Administration and Marketing Degrees from Inacap University in Temuco, Chile.

Kenneth D. Redding, Executive Vice President. Mr. Redding previously acted as the executive vice president of SR, a position he held from July 2003 until the February 2004 transactions. Before joining SR, Mr. Redding was the president of TFL. Mr. Redding has significant experience in business development, management, sales and marketing, and has owned and operated several successful businesses. Mr. Redding is Mr. Harris’ son-in-law. Mr. Redding attended Sacramento State University and anticipates completing his bachelors degree in business and marketing in 2004.

Roland N. Walker, Director. Mr. Walker is one of the founders of SR. Mr. Walker currently serves in a variety of management and executive positions, primarily relating to his agricultural and real estate development operations in Idaho. Mr. Walker’s agricultural operations include extensive potato and livestock operations, and his real estate developments include upscale housing developments, multi-use professional and retail developments, and a professional building management company. Mr. Walker is also the president of a private holding company for airplanes used for personal business, an officer of an office furniture company, an officer of a wholesale/retail video operation, and a director of an electrical supply wholesaler. Mr. Walker is an alumnus of Brigham Young University, where he majored in marketing and communications.

Terrell A. Lassetter, Director. Mr. Lassetter has been a business consultant since 1987. Between 1953 and 1987, Mr. Lassetter was employed by International Business Machines Corporation (IBM), where he held various engineering and executive management positions. Between 1965 and 1987, Mr. Lassetter was an executive with IBM WorldTrade Corp., where he managed a number of IBM manufacturing plants outside the United States. Between 1977 and 1987, Mr. Lassetter managed the Lexington operations of IBM, which subsequently became Lexmark Corporation. Mr. Lassetter obtained his Master of Science in Electrical Engineering from the University of Kentucky and his Bachelor of Science in Electrical Engineering from the University of Tennessee.

Robert E. Warfield, Director. Between 1975 and 2003, Mr. Warfield was the regional manager for Moore Warfield and Glick Realtors. Mr. Warfield is also a certified residential broker, with over 35 years of experience in sales, management and real estate activities. Mr. Warfield is currently the executive vice president of Caldwell Banker Residential Brokerage. Mr. Warfield holds a Bachelors Degree in Economics from Western Maryland College.

Newly Adopted Governance Programs

As of the end of the period covered by this report, we had not adopted any corporate governance programs relating to the performance of audit functions, management development, compensation or codes of ethics, and our board of directors did not contain an audit expert. Since the completion of the February 2004 transactions, we have adopted a charter for our audit committee and a code of ethics for our executive and senior financial officers, as well as a general code of ethics for our directors, officers and employees. The audit committee and each of these codes of ethics is available in print to any shareholder who requests them. The information is also available on our website.

Our corporate governance program reflects our commitment to integrity and high ethical standards in conducting our business. We are committed to vigorously and diligently exercising our oversight responsibilities, and managing our affairs consistent with the highest principals of business ethics and the corporate governance requirements of federal law, the Securities and Exchange Commission and applicable rules and regulations of any other agency or organization that governs our operations and actions as a public company.

As of the date of the filing of this report, we do not have an "audit committee financial expert" (as defined in Reg. Section 228.401(e)(2)) serving on our board. As described in the section entitled "Subsequent Events," in our February 2004 transactions, the prior management of SR became our principal officers and directors. Since then, we have actively sought additional qualified members for our board, including an audit committee financial expert. Our ability to recruit additional qualified members for our board of directors has been limited by a number of factors, however, including:

  the short period of time since we completed our February 2004 transactions;
  the fact that we are not currently covered by any public company director and officer liability insurance;
  recent changes in the laws and regulations governing boards of publicly-held corporations, including the Sarbanes-Oxley Act of 2002, which have increased the potential liability of persons serving on such boards; and
  our limited operating history and recent significant changes to our operations, prospects and business.

We intend to recruit additional qualified members of our board of directors in the near future, but we can give no assurances as to the success or timing of our recruitment efforts.

Effective April 2, 2004, our board of directors appointed an audit committee to oversee certain aspects of our financial reporting. In general, the audit committee will assist our full board of directors in monitoring the integrity of our financial reporting process, systems of internal controls, financial statements and our reports to the Securities and Exchange Commission and other governmental agencies. It will also assist us in the performance of our internal audit functions and our compliance with legal and regulatory requirements, and be directly responsible for the appointment, compensation and oversight of our independent auditors for the purpose of preparing audit reports or related work. The audit committee consists of Messrs. Walker, Warfield and Lassetter, and is chaired by Mr. Walker.

Compliance with Section 16(A)

Paragraph 16(a) of the 34 Act requires our executive officers and directors, and persons who own 10% or more of a registered class of our equity securities, which will be referred to collectively as "Reporting Persons", to file reports of ownership and changes in ownership with the Securities and Exchange Commission if we and our equity securities meet certain requirements.

To our knowledge, based solely on a review of the copies of such reports as were furnished to us or written representations that no other reports are required, during the fiscal year ended December 31, 2003, we believe that all Reporting Persons complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

General

During the fiscal years ended December 31, 2001, 2002 and 2003, we did not pay any compensation to our executive officers or our directors. We also did not grant our management any options or other rights to acquire our equity securities, and did not maintain any 401(k) retirement deferred compensation or similar program for our officers or directors.

As of the end of the period covered by this report, we had not entered into any employment contracts or termination of employment and/or change in control arrangements with any of our officers or directors. We granted options to acquire a total of 1,179 common shares to three persons who served as our directors in 1998 which were still exercisable as of the end of the period covered by this report. Mr. Morris, who acted as our President and a director during the period covered by this report, held one-third of those options.

Board Compensation

Our directors do not receive cash compensation for serving on our board of directors (or for any committee they may serve on) or for any services they provide to us in their capacities as directors. Our directors, however, are entitled to receive reimbursement of any expenses they incur in connection with attending board meetings. In addition, directors who are not our employees were entitled to participate in our 1996 Non-Employee Directors Stock Option Plan, which provides for the issuance, on an annual basis, of 10-year options to acquire 10,000 pre-February 2004 reverse split common shares and an additional 10-year option to acquire 10,000 pre-February 2004 reverse split common shares upon initial election of a person to our board of directors. See "Option and Incentive Plans," immediately below.

Options and Incentive Plans

Through the end of the period covered by this report, we maintained three option incentive plans. There were options to acquire 1,779 common shares (after effect of the February 2004 reverse split) outstanding at December 31, 2003, all of which were granted in 1998. See note 5 to the financial statements included elsewhere in this report for a description of these outstanding options, including the date of their grant, their exercise price and their expiration date.

Our 1996-97 Stock Incentive Plan provides for the grant of stock options to our employees and certain consultants, but not to our officers or directors. Our board of directors has the authority to amend, suspend or terminate the plan, provided that no such action may affect any options previously issued under the plan. We have a total of 173,782 pre-February 2004 reverse split common shares reserved for issuance under this plan. Options granted under this plan may have exercise periods of up to ten years.

Our 1997 Incentive Stock Option Plan provides for the grant of stock options to such eligible persons as our board of directors determines. The plan terminates in April 2007. Our board of directors has the authority to amend, suspend or terminate the plan, provided that no such action may affect any options previously issued under the plan. We have a total of 1,000,000 pre-February 2004 reverse split common shares reserved for issuance under this plan. Options granted under this plan may have exercise periods of up to ten years, and the exercise price at the time of grant may not be less than 100% of the fair market value of our common shares. No options may be granted under this plan to any person who, at the time the option is granted, owns shares possessing more than 10% of the voting power of all of our outstanding securities unless the exercise price is at least 110% of the fair market value of the shares at the date of grant. Options granted under this plan may have exercise periods of not more than five years.

Our Non-Employee Directors Stock Option Plan was adopted by our board and approved by our shareholders on July 14, 1998. The plan provides for the grant of options to purchase common shares to our non-employee directors. A total of 300,000 pre-February 2004 reverse split common shares are reserved for issuance under the plan. Only non-employees directors are eligible to receive grants under the plan. Each such director is entitled to receive an option for 10,000 pre-February 2004 reverse split common shares upon election to the board of directors and is entitled to receive options for another 10,000 pre-February 2004 reverse split common shares at the date of each annual meeting during their term as director. Initial option grants vest over two years , and annual grants vest on the first anniversary of the date of grant. The exercise price for the options is the fair market value of the common shares at the date of grant, and the options have outside exercise periods of 10 years from the date of grant.

Limitation on Directors' Liability, Charter Provisions and Other Matters

Through the end of the period covered by this report, we were organized as a Nevada corporation. Nevada law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors' fiduciary duty of care. The duty of care requires directors to exercise informed business judgment based on all material information reasonably available to them when acting on behalf of a corporation. Absent the limitations authorized by Nevada law, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting negligence in the exercise of their duty of care. Nevada law enables corporations to limit available relief to equitable remedies such as injunction or rescission.

Prior to the February 2004 transactions, our Certificate of Incorporation limited the liability of our directors (in their capacity as directors but not in their capacity as officers) to us or to our stockholders to the fullest extent permitted by Nevada law. The inclusion of this provision in our Certificate of Incorporation may have had the effect of reducing the likelihood of derivative litigation against our directors and may have discouraged or deterred our shareholders or management from bringing a lawsuit against our directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our shareholders.

As a result of the February 2004 transactions, we changed our corporate domicile to Utah. Utah has a provision in its corporate statutes that similarly allows corporations to limit the liability the liability of directors from monetary damages. Our Utah Articles of Incorporation limit the liability of our directors to us or to our shareholders to the fullest extent permitted by Utah law. The inclusion of this provision in our Articles of Incorporation may have the effect of reducing the likelihood of derivative litigation against our directors and may discourage or deter our shareholders or management from bringing a lawsuit against our directors for breach of their fiduciary duties to us, even though such an action, if successful, might otherwise benefit us and our shareholders.

Our bylaws before the February 2004 transactions and our bylaws after the February 2004 transactions both provide for indemnification to our officers and directors with respect to certain matters. Insofar as indemnification for liabilities arising under the 33 Act may be permitted to our officers and directors, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 33 Act and is, therefore, unenforceable.

Transfer Agent and Registrar

Our transfer agent is Interwest Transfer Company, 1981 East Murray-Holladay Road, Salt Lake City, UT 84117; telephone (801) 272-9294.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common shares as of April 2, 2004 by:

  each person who owns more than 5% of our outstanding common shares;
  by each person who is one of our executive officers or directors, and by all of our executive officers and directors as a group.

The percentages shown in the table below are based on a total of 26,027,865 outstanding common shares as of April 2, 2004 (including the 20,551,264 shares issued to SR in the February 2004 transactions, the 4,000,000 common shares issued to the investors in the private placement we recently completed), and assumes that will issue 360,000 common shares to our placement agent in the private placement. The percentages assume that none of the investors in the private placement will elect to rescind their investments in the common shares. See "Legal Proceedings."

Person or Entity	Common Shares(1)	Percentage
Speaking Roses, LLC

Signature Flowers, LLC (2)

Family Properties (3)

Blaine Harris(4)

Roland N. Walker(5)

Rene Rodriguez(6)

Reed Pew

Terrell A. Lassetter(7)

Robert E. Warfield(8)

Kenneth D. Redding(9)

Douglas P. Morris(10)

All officers and directors as a group(11)

	20,551,264 20,551,264 20,551,264 20,551,264 20,551,264 20,551,264 63,665 20,551,264 20,551,264 20,551,264 20,642,179 20,614,929	78.96% 78.96% 78.96% 78.96% 78.96% 78.96% * 78.96% 78.96% 78.96% 79.30% 79.20%

_____________________

* Less than 1%

(1) The inclusion of any shares as "beneficially owned" for purposes of the reporting position of a person in this report does not constitute an admission of beneficial ownership (which has a broad definition under the securities laws) of those shares. Unless otherwise indicated, each person listed has sole investment and voting power with respect to the shares listed. Under securities laws, beneficial ownership includes ownership of any shares issuable on exercise of stock options or warrants held by that person and that are currently exercisable or they become exercisable within 60 days thereafter. As of the date hereof, we do not have any outstanding stock options or warrants.

(2) Signature Flowers, LLC is a 34.6% non-manager member of SR, which holds more than 5% of our outstanding common shares. Signature Flowers, LLC disclaims beneficial ownership of the 20,551,264 common shares held by SR, except to the extent of its pecuniary interest in such shares.

(3) Family Properties, LLC is a 34.1% non-manager member of SR, which holds more than 5% of our outstanding common shares. Family Properties, LLC disclaims beneficial ownership of the 20,551,264 common shares held by SR, except to the extent of its pecuniary interest in such shares.

(4) Mr. Harris is the manager of SR, and the manager and 51.4% member of Signature Flowers, LLC, a limited liability company that holds a 34.6% interest in SR. Mr. Harris disclaims beneficial interest in the 20,551,264 shares held by SR, except to the extent of his pecuniary interest in such shares.

(5) Mr. Walker is the manager and 75.7% member of Family Properties, LLC, a limited liability company that holds a 34.1% non-manager interest in SR. Mr. Walker disclaims beneficial interest in the 20,551,264 shares held by SR, except to the extent of his pecuniary interest in such shares.

(6) Mr. Rodriguez is a 26.4% non-manager member of SR. Mr. Rodriguez disclaims beneficial interest in the 20,551,264 shares held by SR, except to the extent of his pecuniary interest in such shares.

(7) Mr. Lassetter is a 9.0% non-manager member of Signature Flowers, LLC, which is a 34.6% non-manager member of SR. Mr. Lassetter disclaims beneficial ownership of SR’s 20,551,264 shares except to the extent of his pecuniary interest in such shares.

(8) Mr. Warfield is a 6.9% non-manager member of Signature Flowers, LLC, which is a 34.6% non-manager member of SR. Mr. Warfield disclaims beneficial ownership of SR’s 20,551,264 shares except to the extent of his pecuniary interest in such shares.

(9) Mr. Redding is a 1.4% non-manager member of Signature Flowers, LLC, which is a 34.6% non-manager member of SR. Mr. Redding disclaims beneficial ownership of SR’s 20,551,264 shares except to the extent of his pecuniary interest in such shares.

(10) Includes 61,085 shares held by Mr. Morris individually or through entities over which he has management control. Mr. Morris does not disclaim beneficial interest in those shares. Mr. Morris is a 4.9% non-manager member of SR. Mr. Morris disclaims beneficial interest in the 20,551,264 common shares held by SR, except to the extent of his pecuniary interest in such shares.

(11) Assumes the matters set forth in footnotes 2 through 9.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2000 and 2001, we issued shares of our Series B preferred stock to nine subscribers, including a company owned by Douglas P. Morris, who then served as our president, and Mark Scharmann, who then served as our secretary. All of the shares of Series B preferred stock were converted into common shares in December 2003 in connection with the consummation of the February 2004 transactions.

Prior to the closing of the February 2004 transactions, SR required additional capital in the amount of $100,000. Those funds were necessary for SR’s continuing operations prior to the time the transactions described in this report could be consummated by the parties. Douglas Morris, who then acted as our president, agreed to invest $100,000 directly in SR in order to provide that working capital. As a result of his investment, Mr. Morris became an owner of a 4.8659% membership interest in SR which, based on his interest in SR, represents an indirect interest in 1,000,000 of the 20,551,264 common shares we issued to SR when we acquired its business operations.

Prior to the closing of the February 2004 transactions, SR entered into a $250,000 line of credit with Celtic Banking Corporation. Mr. Morris, our former president, is a director of Celtic Banking Corporation. In connection with the acquisition of SR’s business and assets, we assumed that line of credit, which was payable on demand. We repaid this line of credit in full (in the amount of $250,000), on February 6, 2004, in connection with the closing of the February 2004 transaction.

Under the terms of the agreement that governed our acquisition of SR’s assets, Mr. Morris agreed to join with us in certain of our indemnification obligations, up to an aggregate personal liability of $200,000.

Roland N. Walker, a manager and a member of one of SR’s members and one of our directors, made loans to SR in the amount of $500,000. We assumed SR’s obligations to repay those loans in connection with the acquisition of SR’s business and assets. In the February 2004 transactions, we agreed to repay those loans (subject to certain conditions) from proceeds of sales of our securities in a private placement of our securities. In February and March 2004, we paid off those loans.

Blaine Harris, who is the manager and a member of one of SR's members, is also the manager of SR, and who further acts as our Chief Executive Officer, President and the Chairman of our Board of Directors, made loans to SR totaling $250,000. We assumed SR's obligations to repay those loans in connection with our acquisition of SR’s assets. In the February 2004 transactions, we agreed to repay those loans (subject to certain limitations) from proceeds of sales of our securities in a private placement of our securities. In March 2004, we paid off those loans.

Robert Warfield, who is a non-managing member of one of SR’s members, is one of our directors and made loans to SR in the amount of $200,000. We assumed SR’s obligations to repay those loans in connection with our acquisition of SR’s business and assets. We repaid those loans in full in March, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-KSB. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the 33 Act or the 34 Act. Those exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

Exhibit	Description
2.1	Agreement and Plan of Merger between Millennium Electronics, Inc. and Speaking Roses International, Inc. (1)
3.1	Articles of Incorporation of Speaking Roses International, Inc (1)
3.2	Bylaws of Speaking Roses International, Inc. (1)
10.1	Contribution Agreement between Speaking Roses, LLC and Millennium Electronics, Inc. (2)
14	Codes of Ethics
31	Certifications required by Rule 13a-15(e) and 15d-15(e).
32	Section 1350 Certifications

________________

(1) Incorporated by reference from our information statement on Schedule 14C dated December 23, 2003.

(2) Incorporated by reference from our current report on Form 8-K dated February 5, 2004.

(B) REPORTS ON FORM 8-K

None

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees and costs paid to our accountants, Singer Lewak Greenbaum & Goldstein, LLP (with respect to 2002) and Meyer Hoffman McCann, PC (with respect to 2003) during the last two fiscal years for professional services rendered to us:

	Years Ended December 31
	2003	2002
Audit Fees	$11,500	$3,200
Audit-Related Fees
Tax Fees	2,500	500
All Other Fees	0	0

Total	$14,500	$3,700

During the period covered by this report, we did not have a separately designated audit committee and our entire board of directors acted in that capacity. Our board of directors has historically reviewed and pre-approved all audit and non-audit services performed by our independent public accountants, including the fees for those services. They generally provide pre-approval for up to one year of service, based on a detailed service and category description and subject to a pre-approved hourly rate. Our board of directors has also approved, from time to time, particular services on a case-by-case basis.

The accounting firm which audited our 2002 financial statements was Singer Lewak Greenbaum & Goldstein, LLP. On February 27, 2004, we appointed Mayer Hoffman McCann, PC as our independent public accountants to audit our financial statements for the fiscal year ended December 31, 2003. See "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure", above. Our independent auditors have not provided any non-audit services to us during the past two fiscal years. In its review of all non-audit services and service fees, our board of directors considered, among other things, the possible effects of those services on our auditors independence.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEAKING ROSES INTERNATIONAL, Inc.

By:	/s/ Blaine Harris
Blaine Harris
President
Chief Executive Officer
Date:	April 13, 2004

By:	/s/ Reed Pew
Reed Pew
Chief Financial Officer
Date:	April 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Blaine Harris	/s/ Rene Rodriguez
Blaine Harris	Rene Rodriguez
Director	Director

April 13, 2004	April 13, 2004
/s/ Roland N. Walker	/s/ Robert E. Warfield
Roland N. Walker	Robert E. Warfield
Director	Director

April 13, 2004	April 13, 2004
/s/ Terrell A. Lassetter
Terrell A. Lassetter
Director

April 13, 2004