Form 10QSB
period 2004-03-31
SPEAKING ROSES INTERNATIONAL INC
filed 2004-05-24
CIK 884321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the three month period ended March 31, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number _____________

Speaking Roses International, Inc. (Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	20-0612376 (I.R.S. Employer Identification Number)

545 West 500 South Bountiful, Utah (Address of principal executive offices)	84010 (Zip Code)

Registrant’s telephone number, including area code: (801) 677-7673

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value, $.001 per share) (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [    ]

As of May 18, 2004, there were 25,938,897 common shares of the registrant outstanding.

PART 1. FINANCIAL INFORMATION.

Item 1. Financial Statements

The accompanying unaudited financial statements of Speaking Roses International, Inc. ("SRII") for the three months ended March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. These financial statements should be read in conjunction with the notes hereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003, which are incorporated herein by this reference.

The unaudited financial statements for the three months ended March 31, 2003 are combined results of Millennium Electronics, Inc. and Speaking Roses LLC due to the reverse acquisition of Speaking Roses LLC by Millennium Electronics, Inc. These financial statements are not prepared in accordance with generally accepted accounting standards in the United States of America. In management’s discussion of operations and financial condition below, we have compared the operating results and financial condition of SRII for the 3 months ended March 31, 2004 and of Speaking Roses LLC for the three months ended March 31, 2003. We believe these comparisons may not be meaningful and caution should be exercised by readers in utilizing these comparisons because the 2003 results are not prepared in accordance with generally accepted accounting standards.

The accompanying financial statements have not been examined by our independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the three months ended March 31, 2004 have been included. The results of operations for the three months ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

SPEAKING ROSES INTERNATIONAL, INC.

BALANCE SHEET

March 31,
2004

(Unaudited)
A S S E T S
CURRENT ASSETS
Cash	$1,056,914
Accounts receivable, less allowance for losses
of $0	173,355
Due from placement agent	1,172,782
Inventories	30,888
Prepaid expenses	502

TOTAL CURRENT ASSETS	2,434,441

PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation of $34,041	190,854

OTHER ASSETS
Deposits	4,785
Deferred tax asset	45,309
Patents and trademarks, net of accumulated amortization of $4,758	160,417

TOTAL OTHER ASSETS	210,511

TOTAL ASSETS	$2,835,806

L I A B I L I T I E S A N D STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$346,116
Accrued expenses	650,432
Deferred tax liability	12,380
Deferred revenue	193,074
Current portion of long-term debt	28,235

TOTAL CURRENT LIABILITIES	1,230,237

LONG-TERM DEBT, less current portion above	22,784

TOTAL LIABILITIES	1,253,021

Common Stock, par value $.001, authorized 70,000,000 shares and
26,027,865 shares issued and outstanding	26,028
Additional paid-in capital	3,543,706
Accumulated deficit	(1,986,949)

TOTAL STOCKHOLDERS' EQUITY	1,582,785

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$2,835,806

SPEAKING ROSES INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2004	2003

	(Unaudited)	(Unaudited)

NET SALES	$727,545	$47,952

COST OF GOODS SOLD	543,259	15,575

GROSS PROFIT	184,286	32,377

OPERATING EXPENSES	945,652	116,615

OPERATING LOSS	(761,366)	(84,238)

OTHER INCOME (EXPENSE)
Other income	262	-
Interest income	826	-
Interest expense	(12,023)	(7,120)

TOTAL OTHER INCOME (EXPENSE)	(10,935)	(7,120)

LOSS BEFORE PROVISION FOR INCOME TAXES	(772,301)	(91,358)

Provision for income taxes	32,829	-

NET LOSS	$(739,472)	$(91,358)

NET LOSS PER BASIC AND DILUTED COMMON SHARES	$(0.03)	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMONSHARES OUTSTANDING	24,303,198	21,668,291

SPEAKING ROSES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2004	2003

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(739,472)	$(91,358)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation and amortization	12,940	-
Deferred income taxes	(32,929)	-
Increase (decrease) in operating assets:
Accounts receivable	2,501	421
Due from placement agent	(1,172,782)
Inventories	(21,147)	-
Prepaid expenses	10,000	-
(Increase) decrease in operating liabilities:
Accounts payable	(18,725)	9,271
Deferred revenue	(30,313)	-
Accrued expenses	600,841	875

NET CASH FLOWS FROM OPERATING ACTIVITIES	(1,389,086)	(80,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(50,321)	-
Patents, trademarks and other intangibles	(73,784)	-

NET CASH FLOWS FROM INVESTING ACTIVITIES	(124,105)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	63,660
Principal payments of notes payable	(1,111,987)	-
Proceeds from sale of common stock	3,640,369	-

NET CASH FLOWS FROM FINANCING ACTIVITIES	2,528,382	63,660

NET INCREASE IN CASH	1,015,191	(17,131)

CASH, BEGINNING OF YEAR	41,723	14,754

CASH, END OF YEAR	$1,056,914	$(2,377)

SPEAKING ROSES INTERNATIONAL, INC.

(1) Summary of significant accounting policies

Nature of operations - The Company has developed proprietary technology used to emboss flowers and other products. The technology allows end users to personalize floral arrangements using standardized or unique messages, logos, trademarks, and pictures. The Company has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, the Company will sell embossed flowers directly to chain stores, retail florists, nationally recognized floral fulfillment centers and large wedding and corporate event planners with production and fulfillment provided by licensed wholesale flower providers. The Company intends to license the technology and the equipment used for the embossing process to third parties as our primary business operation. As a result, the Company will only operate in that market segment for the foreseeable future. The Company will continue to license the technology and equipment to exclusive licensees in the international markets.

On February 6, 2004, the Company received 20,551,204 shares of outstanding stock of Millennium Electronics, Inc. in exchange for the operating assets and liabilities of the Company. These newly issued shares represent approximately 80% of the outstanding shares of Millennium Electronics, Inc. As a result of this transaction, Millennium Electronics, Inc., changed its domicile from the State of Nevada to the State of Utah. In addition, current officers and directors of Millennium Electronics, Inc., resigned while members of the Company were appointed as officers and Directors. The acquisition was treated as a recapitalization in a reverse merger. The Company paid all legal and accounting expenses and other direct costs associated with the acquisition of approximately $71,000.

Basis of Presentation - The accompanying unaudited financial statements of Speaking Roses International, Inc. ("SRII") for the three months ended March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. These financial statements should be read in conjunction with the notes hereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the period ended

(1) Summary of significant accounting policies

March 31, 2004 have been included. The results of operations for the three months ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

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

Loss per share – The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method.

Comprehensive income - The Company applies Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No. 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events

(1) Summary of significant accounting policies

and circumstances from non owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not had any such items during the period and, consequently, net loss and comprehensive loss are the same.

Inventory valuation - Inventories are stated at the lower of cost or market. Cost has been determined on the first-in, first-out basis. Market is based upon realizable value.

Patents and trademarks – Specific costs related to obtaining certain patents and trademarks of the company have been capitalized. Patents are amortized over their legal life of 20 years from the date of filing. Trademarks are not amortized as their lives have been determined to be indefinite.

Depreciation and amortization – Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method over the following estimated useful lives:

Assets Printing equipment Machinery and equipment Furniture and fixtures Computer equipment Software	Useful Lives 3 - 5 years 3 - 5 years 3 - 5 years 5 years 5 years

Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $286,587 and $23,944 for the three months ended March 31, 2004 and 2003, respectively.

Income Taxes – Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

Revenue recognition –The Company has entered into 2 year, non-cancelable licensing agreements with domestic floral wholesale distributors. Under these agreements the distributor acquires the rights to imprint and sell floral products using the Company’s proprietary technology and equipment. The Company receives a per stem royalty on sales of all imprinted flowers. In addition the distributors pay a monthly rental fee for

(1) Summary of significant accounting policies (Continued)

use of the proprietary equipment. Revenue is recognized as earned under these contracts.

The Company has also entered into 2 year, non-cancelable licensing agreements with international floral wholesalers. Under these contracts the wholesalers acquire exclusive rights to distribute imprinted floral products within a geographical region. Fees under these agreements are paid to the Company at inception and deferred over the life of the contract. The Company also receives a per stem royalty on sales of all imprinted flowers and monthly rental fees for use of the proprietary equipment.

In January 2004, the Company entered into a master service agreement for all of Asia except Japan. Pursuant to the agreement, the Company received $500,000. The Company believes ambiguity exists whether the payment was a fee for the grant of the service agent’s rights under the agreement, or the payment was for the acquisition of 500,000 of the Company’s common shares. Pending clarification of the contractual ambiguity, the Company recorded has recorded the $500,000 as a liability and included it in accrued expenses on the balance sheet.

Stock based compensation – The Company applies Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) which requires disclosure of the fair value and other characteristics of stock options. The Company has chosen under the provision of SFAS 123 to continue using the intrinsic value method of accounting for employee stock based compensation in accordance with the Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees.

Receivables – The Company records an allowance for bad debts on accounts receivable based on the collection history of the specific account receivable. There was no allowance for bad debts at March 31, 2004.

Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions. The Company’s cash in its banks exceeds the federally insured limits.

(2) Intangible assets

Amortized Intangibles -	$113,542

Patents, net of accumulated amortization of $4,758
Total amortized intangibles	$113,542
Unamortized Intangibles
Trademarks	46,875

Total intangible assets	$160,417

Amortization expense was $1,305 and $0 for the three months ended March 31, 2004 and 2003, respectively. Accumulated amortization was $4,758 as of March 31, 2004.

(3) Property and equipment

Cost
Printing Equipment	$104,464
Machinery and Equipment	41,044
Furniture and Fixtures	27,664
Computer Equipment	28,001
Software	23,722

Total Cost	224,895

Accumulated depreciation	(34,041)

Net property and equipment	$190,854

Included in property and equipment are the following capital leases:

Cost
Telephone Equipment	$6,714
Furniture and fixtures	7,460
Printing equipment	60,827

75,001
Accumulated depreciation	(15,835)

Net property and equipment under capital leases	$59,166

The aggregate depreciation and amortization charged to operations was $11,635 and $0 for the three months ended March 31, 2004 and 2003, respectively.

(4) Short-term obligations

The Company has a $250,000 line of credit, from a bank with interest at 7.00%. The line is collateralized by the personal guarantees of the three shareholders. The line matures in May 2004. There is no balance outstanding at March 31, 2004.

(5) Contingent Matters

Included in accrued liabilities at March 31, 2004 is $500,000 related to the master service agreement entered into in January of 2004. The agreement requires the service agent to provide certain administrative, collection and auditing services to the Company in exchange for a percentage of the amounts the Company collects on the service area. The Company believes ambiguity exists whether the payment was a fee for the grant of the service agent’s rights under the agreement, or the payment was for the acquisition of 500,000 of the Company’s common shares. The Company believes the contractual ambiguities and uncertainties will be resolved in its favor in the near future.

(6) Long-term debt
Capitalized Lease obligations	$51,019

Total Long-term debt	51,019
Less current portion	28,235

Noncurrent portion	$22,784

(7) Operating leases

The Company leases its office facility under a month to month operating lease. Rent expense for the three months ended March 31, 2004 and 2003 was $14,226 and $13,248, respectively.

(8) Lessor leases

In 2003, the Company began leasing their proprietary floral imprinting equipment to floral shops and distributors under two year licensing agreements. The future minimum lease payments to be received from non-cancelable licensing agreements as of March 31, 2004 were $67,927 in 2004 and $80,243 in 2005. Rental property under licensing and equipment lease agreements consists of the following:

December 31,
2003

Cost
Printing equipment	$37,678
Less accumulated depreciation	(7,307)

Net leased printing equipment	$30,371

(9) Income Taxes

The company has significant net operating loss carryforwards which give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss will ever be realized, a valuation allowance has been provided equal to the amount of the net operating loss carryforward. The net tax benefit resulting from deferred income tax assets and liabilities, excluding the net operating loss carryforwards, is $32,929 and $-0- for the three months ended March 31, 2004 and 2003.

(10) Private placement of securities and stock rescission

As part of the acquisition and recapitalization Note 1, the Company completed a $4,000,000 private placement offering under Rule 506 of Regulation D by selling 4,000,000 shares of Millennium Electronics, Inc., stock at a price of $1.00 per share. The proceeds of the offering were used to repay debt and fund future operations of the Company.

On March 12, 2004, the Company’s management determined that the private placement memorandum contained certain errors in the pro forma financial statements and may be subject to rescission. The Company is in the process of conducting a rescission offer, which is an offer to repurchase each unit sold pursuant to its 2003 private placement offering. Because the 2003 private placement offering involved sales in multiple states, the Company and its legal counsel are in communication with the investors that purchased the securities in those states.

A rescission offer is required to be outstanding for a 30 – 45 day period (depending upon state) where the unit holders have the option to: (1) reject the rescission offer formally in writing; (2) to take no action within the 30 days, thereby retaining the outstanding units; or (3) to accept the rescission offer formally in writing. Formal rescission acceptances result in cash payments by the Company to the unit holders for the return of their original investment plus interest at the statutory rate.

(11) Related party transactions

For the three months ended March 31, 2004 and 2003, the Company paid management and consulting fees of $18,967 and $26,847, respectively, to companies controlled by the key shareholders of the Company.

(12) Cash flow disclosures

Cash consists of cash on hand and demand deposits with financial institutions. Amounts paid for interest for the three months ended March 31, 2004 and 2003 was $12,023 and $3,067, respectively.

During the period ended March 31, 2004, and as part of the private placement, the Company issued 359,574 common shares to the placement agent for services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on April 13, 2004. The following discussion contains forward-looking statements and should also be read in conjunction with "FACTORS THAT MAY AFFECT FUTURE RESULTS" below.

Overview

Speaking Roses International, Inc. ("SRII") has developed proprietary technology used to emboss flowers and other products. The technology allows end users to personalize floral arrangements using standardized or unique messages, logos, trademarks and pictures. SRII has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, SRII will sell embossed flowers directly to chain stores, retail florists, nationally recognized floral fulfillment centers and large wedding and corporate event planners with production and fulfillment provided by the licensed wholesale flower providers. We intend to continue to license the technology and the equipment used for the embossing process to third parties as our primary business operation. As a result, we will only operate in that market segment for the foreseeable future. We also have and will continue to license the technology and equipment to exclusive licensees in the international markets.

On February 6, 2004, we acquired all the business and assets of Speaking Roses LLC ("SR"), an Idaho limited liability company that formerly held the intellectual property for embossing floral products and changed our name to Speaking Roses International, Inc. For information regarding that transaction, see our Current Report on Form 8-K dated February 13, 2004. The acquisition was part of a series of transactions we completed on that date and which included a change of our corporate domicile from Nevada to Utah, effected a 16.859-for-1 reverse split of our outstanding shares an increase in our authorized capital to 30,000,000 preferred shares and 70,000,000 common shares, the conversion of our outstanding preferred shares into common shares and the change of our name to "Speaking Roses International, Inc." (collectively, the "preliminary transactions"). Concurrently, with those transactions, we acquired all of the business and assets of SR in exchange for 20,551,204 post-reverse split common shares, and issued an additional 1,237,500 post-reverse split common shares to eight investors in a private placement (the "Private Placement"). The Private Placement and the Acquisition were each conditioned on the other transaction taking place, as well as the closing of the preliminary transactions. The shares issued to SR in the acquisition and to the investors in the Private Placement represented, in the aggregate, approximately 95% of our outstanding shares.

Our shareholders and directors approved the change of domicile transaction, private placement and asset acquisition in December 2003.

Prior to the consummation of the transactions, we conducted no active business operations. Using the assets and operations we acquired from SR, we now sell embossed roses to large wholesale flower concerns, chain stores, retail florists and other end users.

Set forth below are comparisons of financial statement information for the three month periods ended March 31, 2004 and March 31, 2003. The unaudited financial statements for the three months ended March 31, 2003 are combined results of Millennium Electronics, Inc. and SR due to the reverse acquisition of SR by Millennium Electronics, Inc. These financial statements are not prepared in accordance with generally accepted accounting standards ("GAAP") in the United States of America because all proper accruals were not made. As a result of this lack of compliance with GAAP, the February, 2004 acquisition of SR’s business and assets, the completion of the private placement and ancillary transactions described above, our management believes the comparison of financial statement information for the three months ended March 31, 2004 with financial statements for the previous year (three months ended March 31, 2003) may not provide meaningful information regarding our financial position or the results of operations. In addition to the above mentioned GAAP issue, persons who review the following information should carefully consider the following:

  Under applicable accounting regulations, our operations are treated as continuations of the operations of SR, rather than Millennium Electronics, Inc.
  SR was formed in 2002, had nominal sales in 2002 and began full sales and production activities during the latter part of 2003.
  SR was a non-corporate entity for tax purposes during 2003 and the benefits and burdens of its operations were generally attributed to its members. As a result, SR may have treated certain aspects of its operations in a manner differently than it would have treated those aspects if had been a taxable corporate entity. We have made no adjustments in the comparative information provided below with respect to SR’s operations to account for any such potential differences, nor have we highlighted those areas where the results of SR’s financial operations may have been different it if had been operated in a taxable corporate form.

Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

Financial Condition

Liquidity and Capital Resources

  Cash, cash equivalents, and marketable securities

The Company had cash and cash equivalents of $1,057,000 at March 31, 2004 . Cash and cash equivalents are currently invested in secure investment grade money market accounts with the over-riding objective of safety of principal. In addition to our cash balance, SRII had $1,173,000 held in an escrow account pursuant to the Company’s rescission offer described below in Section entitled "Financing". We anticipate the rescission offer will be completed within the three months ending June 30, 2004. These monies will be used to refund any rescission elections from private placement investors and the remainder will be available to fund SRII operations.

Cash Flows

Cash flows from operations were ($216,000) for the three months ended March 31, 2004 and ($81,000) for the three months ended March 31, 2003. Because our operational earnings are currently insufficient to fund our operations, SRII has relied on funding from outside sources, primarily a $4,000,000 private offering completed during the three months ended March 31, 2004. Our Quarterly Report on Form 8-K dated March 31, 2004 stated: "We recently completed a private placement of our common shares in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The private placement was for a minimum of 400,000, and a maximum of 4,000,000, common shares at a purchase price of $1 per share. The closing of the private placement was conditioned on our acquisition of the assets and operations of Speaking Roses, LC. ("SR"). We held the initial closing of the private placement on February 6, 2004, when we accepted subscriptions for a total of 1,237,500 common shares and closed the SR acquisition. For more information regarding the initial closing of the private placement, see our current report on Form 8-K dated February 20, 2004. We subsequently accepted subscriptions for an additional 2,762,500 shares (for an additional $2,762,500) bringing the total subscriptions for the private offering to the maximum 4,000,000 shares." We have paid the placement agent, ACAP Financial Corporation, a registered broker/dealer, approximately $360,000 in cash commissions and issued it a total of approximately 360,000 shares for its services in placing the common shares."

Capital Expenditures

Capital expenditures totaled $124,000 for the three months ended March 31, 2004 compared to no expenditures for the three months ended March 31, 2003. Expenditures in 2004 were primarily for office equipment, software and patent and trademark applications.

Financing

In March, 2004, the Company completed a private offering of $4,000,000 for 4,000,000 shares of common stock. This increased Common Stock, Common Stock Subscribed and Additional Paid in Capital. Legal expenses and fund raising costs related to the offering of approximately $443,000 reduced Paid in Capital accounts. In April, 2004, due to an accounting error in the offering memorandum, we initiated a rescission offer was announced giving investors between 30 and 45 days (based on their state of residence) to rescind their investment or continue with their investment. In reporting this on a Quarterly Report on Form 8-K dated March 31, 2004, we previously stated: "After completion of the offering, the accountants who assisted in the preparation of the pro forma statements informed us that the acquisition of SR’s business and assets should have been accounted for as a recapitalization under applicable accounting rules. The change in accounting treatment resulted in material changes to the pro forma financial statements (including a reduction of our total assets from $24,241,120 to $2,935,769) and changes in portions of the other disclosure materials which were derived from those pro forma financial statements. In accounting for a recapitalization there is no step-up in basis of the acquired assets and, accordingly, we will not recognize any goodwill in the transaction or subject ourselves to impairment charges for unsubstantiated goodwill in the future with respect to the transaction For further information, refer to our Annual Report on Form 10-KSB dated April 13, 2004."

If investors who acquired a significant number of common shares in the private placement elect to rescind their investments, the rescissions could materially affect our liquidity, our ability to implement our business plans and our ability to continue as a going concern. However, while we believe the rescission offer will not have a material adverse effect on our financial position, we can give no assurances about the outcome of the rescission offer, the number of investors, if any, who will accept the offer, or the amount we will ultimately refund to investors. As of May 18, 2004, 5 investors who were the subject of the rescission offer had notified the Company of their election to rescind. The total amount of money rescinded at this time is $89,000.

Pursuant to the initial acceptance of the private offering, the Company paid back approximately $1,206,000 of previously incurred debt; $956,000 with directors and insiders and $250,000 on a demand loan from a bank (personally guaranteed by directors). As a result, as of March 31, 2004, the Company’s remaining debt was a $51,000 equipment lease.

Accrued Expenses

In January, 2004, we entered into a master services agreement for all of Asia, except Japan. The agreement requires the service party to provide certain administrative, collection and auditing services to us in exchange for a percentage of the amounts we collect in the service area from the sale of embossed roses. Pursuant to the agreement, we received $500,000. We believe the payment was a fee for the grant of the service agent’s rights under the agreement and should be recognized as revenue to be recorded over the 36 month life of the agreement. The service agent has stated that it believes the payment was for the purchase of 500,000 shares of the Company’s common stock. Pending resolution of this contractual ambiguity, we have recorded the $500,000 receipt as a liability on our balance sheet.

Results of Operations

Product Sales

Sales for the three months ended March 31, 2004 were $727,000 and the net loss before federal and state income taxes was $772,000 ($.03 per share). Sales for the three months ended March 31, 2003 were $48,000 and the loss before federal and state income taxes was $91,000 ($.004 per share). SR was acquired by Millennium Electronics Inc. on February 6, 2004 and the above reported sales and net loss for the first three months of 2004 were almost entirely those of Speaking Roses operations (other than $13,000 of Millennium expenses prior to the merger).

Gross Profit margins declined from 29% in the three months ended March 31, 2003 to 25% in the three months ended March 31, 2004 primarily due to the initial higher developmental costs of outsourced production facilities.

Product (flower) sales were $608,000 and royalty and training fees for new licensees were $37,000 for the three months ending March 31, 2004. As a comparison, product sales for the three months ended March 31, 2003 were $48,000 and there were no royalty and training fees.

Cost of Goods Sold

Cost of goods sold were $543,000 and $16,000 for the three months ended March 31, 2004 and March 31, 2003. Cost of goods sold consisted primarily of purchase of roses and the labor and supplies necessary to emboss them. Approximately 180,000 roses were produced and shipped by SRII in the three months ended March 31, 2004. We do not have records of the number of embossed roses sold during the three months ended March 31, 2003. The increase in costs was related to the increased embossed flower volumes in 2004.

Operating Expenses

Selling, general and administrative expenses were $946,000 and $117,000 for the three months ended March 31, 2004 and March 31, 2003 respectively. The increase is attributable to legal and accounting fees related to the merger, increased marketing expenditures and growth in the corporate sales and financial staffs.

Income taxes

Our tax benefit of $33,000 for the three months ended March 31, 2004 and $-0- for the three months ended March 31, 2003 is attributable to timing differences with deferred revenue on the initial fees of international licensing arrangements. It is recorded at a tax rate of 4%. Over the next two years, this benefit will become a tax liability as revenues received are accrued in accordance with the license agreements.

The Company has the potential of a $14,000 tax loss carry forward from previous losses; however until we are producing taxable income against which to apply this credit, this potential benefit will not be recorded as an asset.

Financial Outlook

  Liquidity and capital resources

SRII has not produced quarterly or annual profits as either SR (prior to the merger) or as SRII. Accordingly, until we prove to be profitable, we can give no assurances that we have sufficient capital resources or liquidity to satisfy working capital and operating requirements beyond our current cash balances. To fund future growth and operations, it will be necessary to either raise additional capital or produce earnings that can be funneled back into the business. Our current quarterly expenses exceed revenues by approximately $600,000.

Dependent upon the monies returned to investors in the Rescission Offer, we had approximately $2,230,000 available cash and cash equivalents at March 31, 2004 to fund future operations and capital expenditures. Management believes we can sufficiently increase revenues to enable profitable operations, obtain additional capital (equity and/or debt) to fund further losses, or both, to ensure the ongoing viability of the enterprise.

Estimated capital expenditures for the next 9 months (remainder of 2004) is approximately $600,000

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

ITEM 3. CONTROLS AND PROCEDURES

In accordance with the rules promulgated under the 34 Act, our management has evaluated, with the participation of our president and chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 34 Act) as of the end of the fiscal quarter ended March 31, 2004. Based upon their evaluation of these disclosure controls, and in light of the fact that we had no operating revenues, assets or business, our president and chief executive officer and our chief financial officer concluded that the disclosure controls and procedures that were in place were effective to insure that they were made aware of the material information relating to our operation during the period.

There was no change in our internal control over financial reporting that occurred during our first fiscal quarter ended March 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

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

Item 6. Exhibits and Reports on Form 8-K.

(A) EXHIBITS

The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of this Quarterly Report on Form 8-KSB. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the 33 Act or the 34 Act. Those exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

Exhibit	Description
2.1	Agreement and Plan of Merger between Millennium Electronics, Inc. and Speaking Roses International, Inc. (1)
3.1	Articles of Incorporation of Speaking Roses International, Inc (1)
3.2	Bylaws of Speaking Roses International, Inc. (1)
10.1	Contribution Agreement between Speaking Roses, LLC and Millennium Electronics, Inc. (2)
14	Codes of Ethics (3)
31	Certifications required by Rule 13a-15(e) and 15d-15(e).
32	Section 1350 Certifications

________________

(1) Incorporated by reference from our information statement on Schedule 14C dated December 23, 2003.

(2) Incorporated by reference from our current report on Form 8-K dated February 5, 2004.

(3) Incorporated by reference from our annual report on Form 10-KSB dated April 13, 2004.

(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended March 31, 2004:

(a)  Current Report on Form 8-K dated February 20, 2004;

(b)  Current Report on Form 8-K dated March 1, 2004; and

(c)  Current Report on Form 8-K dated March 31, 2004.

SIGNATURES

In accordance with the requirements Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEAKING ROSES INTERNATIONAL, Inc.

By:	/s/ Blaine Harris
Blaine Harris
President
Chief Executive Officer
Date:	May 21, 2004

By:	/s/ Reed Pew
Reed Pew
Chief Financial Officer
Date:	May 21, 2004