Form 10QSB/A
period 2004-03-31
SPEAKING ROSES INTERNATIONAL INC
filed 2004-06-22
CIK 884321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/a

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the three month period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number _____________


                       SPEAKING ROSES INTERNATIONAL, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                                 20-0612376
---------------------------------                         ----------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)


           545 West 500 South                                     84010
             Bountiful, Utah                                   (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 677-7673

          Securities registered pursuant to Section 12 (b) of the Act:

 Title of each class                 Name of each exchange on which registered
 -------------------                 -----------------------------------------
        None                                           None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value, $.001 per share)
                    -----------------------------------------
                                (Title of class)

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

                       SPEAKING ROSES INTERNATIONAL, INC.

Explanatory Note

Speaking Roses International, Inc. is amending its Form 10-QSB filed on May 24, 2004 for the quarter ended March 31, 2004, to correct errors in Part I, Items 1, 2 and 3, and Part II, Items 3 and 6. The corrections primarily relate to the description of the registrant's financial information for the first quarter of 2003, descriptions of transactions the registrant completed in February 2004 and a rescission offer the registrant is currently conducting with respect to a private placement it completed during the period covered by this filing, deletion of information relating to sales of unregistered securities prior to the period covered by this filing and information relating to current reports filed during the period covered by this filing. In addition, the registrant has made certain conforming changes throughout the filing. For the convenience of the persons reviewing this filing, the registrant is refiling the entire Form 10-QSB. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or update those disclosures in any way, except as described above.

PART I. FINANCIAL INFORMATION.

Item 1.  Financial Statements

The accompanying unaudited financial statements of Speaking Roses International, Inc. ("SRII") for the three months ended March 31, 2004 and the three months ended March 31, 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements for the three months ended March 31, 2003 are combined results of Millennium Electronics, Inc. (which had no active operations during that period) and Speaking Roses. The financial statements do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. These financial statements should be read in conjunction with the notes hereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003, which are incorporated herein by this reference.

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

                       SPEAKING ROSES INTERNATIONAL, INC.
                                  BALANCE SHEET
                                                                      March 31,
                                                                        2004
                                                                    -----------
                                                                    (Unaudited)
                            A S S E T S
CURRENT ASSETS
    Cash and cash equivalents (including amount restricted
    for recission offer of $1,172,782)                              $ 2,229,696
    Accounts receivable, less allowance for losses of $0                173,355
    Inventories                                                          30,888
    Prepaid expenses                                                        502
                                                                    -----------

          TOTAL CURRENT ASSETS                                        2,434,441
                                                                    -----------
PROPERTY AND EQUIPMENT, at cost, net of
    accumulated depreciation of $34,041                                 190,854
                                                                    -----------
OTHER ASSETS
    Deposits                                                              4,785
    Patents and trademarks, net of accumulated amortization of
    $4,758                                                              160,417
                                                                    -----------

                                                                        165,202
                                                                    -----------

          TOTAL ASSETS                                              $ 2,790,497
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable, trade                                         $   346,116
    Accrued expenses                                                    650,432
    Deferred revenue                                                    193,074
    Current portion of long-term debt                                    28,235
                                                                    -----------

          TOTAL CURRENT LIABILITIES                                   1,217,857
                                                                    -----------

LONG-TERM DEBT, less current portion above                               22,784
                                                                    -----------

Preferred Stock, par value $.001, authorized 30,000,000 shares and
    0 shares issued and outstanding                                        --
Common Stock, par value $.001, authorized 70,000,000 shares and
    26,027,865 shares issued and outstanding                             26,028
    Additional paid-in capital                                        3,543,706
    Accumulated deficit                                              (2,019,878)
                                                                    -----------

          TOTAL STOCKHOLDERS' EQUITY                                  1,549,856
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $ 2,790,497
                                                                    ===========
                       See Notes to Financial Statements.

                       SPEAKING ROSES INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                                                    Three months ended
                                                                         March 31,
                                                                   2004            2003
                                                              ------------    ------------
                                                              (Unaudited)      (Unaudited)

NET SALES                                                     $    727,545    $     50,594

COST OF GOODS SOLD                                                 543,259          15,575
                                                              ------------    ------------
        GROSS PROFIT                                               184,286          35,019

OPERATING EXPENSES                                                 945,652         111,847
                                                              ------------    ------------

        OPERATING LOSS                                            (761,366)        (76,828)
                                                              ------------    ------------

OTHER INCOME (EXPENSE)
     Other income                                                      262            --
     Interest income                                                   826            --
     Interest expense                                              (12,023)        (12,488)
                                                              ------------    ------------

        TOTAL OTHER INCOME (EXPENSE)                               (10,935)        (12,488)
                                                              ------------    ------------

        LOSS BEFORE PROVISION FOR INCOME TAXES
                                                                  (772,301)        (89,316)
                                                              ------------    ------------
        Provision for income taxes                                    (100)           --
                                                              ------------    ------------
        NET LOSS                                              $   (772,401)   $    (89,316)
                                                              ============    ============

        NET LOSS PER BASIC AND DILUTED COMMON SHARE           $      (0.03)   $      (0.00)

        WEIGHTED AVERAGE NUMBER OF COMMONSHARES OUTSTANDING     24,303,198      21,668,291

                       See Notes to Financial Statements.


                       SPEAKING ROSES INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                                           Three months ended
                                                                 March 31,
                                                            2004          2003
                                                        -----------    -----------
                                                          (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $  (772,401)   $   (89,316)
     Adjustments to reconcile net loss to net cash
         flows from operating
         activities:
         Depreciation and amortization                       12,940            503
     Increase (decrease) in operating assets:
         Accounts receivable                                  2,501         (2,221)
         Inventories                                        (21,147)          --
         Prepaid expenses                                    10,000           --
     (Increase) decrease in operating liabilities:
         Accounts payable                                   (18,725)        28,142
         Deferred revenue                                   (30,313)          --
         Accrued expenses                                   600,841            875
                                                        -----------    -----------

             NET CASH FLOWS FROM OPERATING ACTIVITIES      (216,304)       (62,017)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                   (50,321)          --
     Patents, trademarks and other intangibles              (73,784)       (18,774)
                                                        -----------    -----------

             NET CASH FLOWS FROM INVESTING ACTIVITIES      (124,105)       (18,774)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from related party loans                         --           63,660
     Principal payments of notes payable                 (1,111,987)          --
     Proceeds from sale of common stock                   3,640,369           --
                                                        -----------    -----------

             NET CASH FLOWS FROM FINANCING ACTIVITIES     2,528,382         63,660
                                                        -----------    -----------

             NET INCREASE IN CASH                         2,187,973        (17,131)

             CASH, BEGINNING OF YEAR                         41,723         14,754
                                                        -----------    -----------

             CASH, END OF YEAR                          $ 2,229,696    $    (2,377)
                                                        ===========    ===========

                       See Notes to Financial Statements.

                      SPEAKING ROSES INTERNATIONAL, INC.

(1)      Summary of significant accounting policies
         ------------------------------------------

         Nature of operations - Speaking Roses International, Inc. (the "Company" or "SRII") owns proprietary technology used to emboss flowers and other products. The technology allows end users to personalize floral arrangements using standardized or unique messages, logos, trademarks, and pictures. The Company has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, the Company will sell embossed flowers directly to chain stores, retail florists, nationally recognized floral fulfillment centers and large wedding and corporate event planners with production and fulfillment provided by licensed wholesale flower providers. The Company intends to license the technology and the equipment used for the embossing process to third parties as its primary business operation. As a result, the Company will only operate in that market segment for the foreseeable future. The Company also licenses the technology and equipment to exclusive licensees in the international markets.

         On February 6, 2004, the Company issued 20,551,264 shares to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities. These newly issued shares represent approximately 80% of our outstanding common shares. In connection with this transaction, the Company changed its domicile from the State of Nevada to the State of Utah. In addition, the then current officers and directors of the Company resigned and affiliates of SR were appointed as the Company's officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger. The Company paid all legal and accounting expenses and other direct costs associated with the acquisition of approximately $71,000.

         Basis of presentation - The unaudited financial statements for the three months ended March 31, 2004 and 2003 have been prepared on the accrual basis of accounting and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.

         In the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the three months ended March 31, 2004 and 2003 have been included. The results of operations for the three months ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

         Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

                       SPEAKING ROSES INTERNATIONAL, INC.

         and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Loss per share - The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method.

         Comprehensive income - The Company applies Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No.
         130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. The Company has not had any such items in during the period and, consequently, net loss and comprehensive loss are the same.

         Inventory valuation - Inventories are stated at the lower of cost or market. Cost has been determined on the first-in, first-out basis. Market is based upon realizable value.

         Patents and  trademarks - Specific  costs related to obtaining  certain patents and trademarks of the company have been capitalized. Patents are amortized over their legal life of 20 years from the date of filing. Trademarks are not amortized as their lives have been determined to be indefinite.

         Depreciation  and  amortization  -  Property  under  capital  leases is amortized over the lives of the respective leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method over the following estimated useful lives:

            Assets                                    Useful Lives
            ------                                    ------------

         Printing equipment                             3 - 5 years
         Machinery and equipment                        3 - 5 years
         Furniture and fixtures                         3 - 5 years
         Computer equipment                                 5 years
         Software                                           5 years

         Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $286,587 and $23,944 Error! Not a valid link.for the three months ended March 31, 2004 and 2003, respectively.

         Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

                       SPEAKING ROSES INTERNATIONAL, INC.

         Revenue recognition -The Company has entered into 2 year, non-cancelable licensing agreements with domestic floral wholesale distributors. Under these agreements the distributor acquires the rights to imprint and sell floral products using the Company's proprietary technology and equipment. The Company receives a royalty on sales of all imprinted flowers. In addition the distributors pay a monthly rental fee for use of the proprietary equipment. Revenue is recognized as earned under these contracts.

         The Company has also entered into 2 year, non-cancelable licensing agreements with international floral wholesalers. Under these contracts the wholesalers acquire exclusive rights to distribute imprinted floral products within a geographical region. Fees under these agreements are paid to the Company at inception and recognized over the life of the contract. The Company also receives a royalty on sales of all imprinted flowers and monthly rental fees for use of the proprietary equipment.

         Stock based compensation - The Company applies Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) which requires disclosure of the fair value and other characteristics of stock options. The Company has chosen under the provision of SFAS 123 to continue using the intrinsic value method of accounting for employee stock based compensation in accordance with the Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees.

         Receivables - The Company records an allowance for bad debts on accounts receivable based on the collection history of the specific account receivable. There was no allowance for bad debts at March 31, 2004.

         Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with federally insured financial institutions. The Company's cash in its banks exceeds the federally insured limits.

                       SPEAKING ROSES INTERNATIONAL, INC.

(2)      Intangible assets
         -----------------
         Amortized intangibles
            Patents and other intangibles, net
            of accumulated amortization of $4,758               $            113.542
                                                                --------------------
               Total amortized intangibles                                   113,542
         Unamortized intangibles
            Trademarks                                                        46,875
                                                                --------------------
               Total intangible assets                          $            160,417
                                                                ====================

       Amortization expense was $1,305 and $0 for the three months ended March
         31, 2004 and 2003, respectively. Accumulated amortization was $4,758 as of March 31, 2004.

(3)      Property and equipment
         ----------------------

         Cost
            Printing Equipment                                              $104,464
            Machinery and Equipment                                           41,044
            Furniture and Fixtures                                            27,664
            Computer Equipment                                                28,001
            Software                                                          23,722
                                                                --------------------
            Total Cost                                                       224,895
         Accumulated depreciation                                            (34,041)
                                                                --------------------
            Net property and equipment                                      $190,854
                                                                ====================

         Included in property and equipment are the following capital leases:

         Cost
            Telephone Equipment                                              $6,714
            Furniture and fixtures                                             7,460
            Printing equipment                                                60,827
                                                                --------------------
                                                                              75,001
         Accumulated depreciation                                            (15,835)
                                                                ---------------------

            Net property and equipment under capital leases                  $59,166
                                                                ====================

         The aggregate depreciation and amortization charged to operations was $11,635 and $0 for the three months ended March 31, 2004 and 2003, respectively.

                       SPEAKING ROSES INTERNATIONAL, INC.

(4)      Short-term obligations
         ----------------------

         The Company has a $250,000 line of credit, from a bank with interest at 7.00%. The line is collateralized by the personal guarantees of certain of our current directors. The line matures in May 2004. There is no balance outstanding at March 31, 2004.

(5)      Contingent Matters
         ------------------

         Included in accrued liabilities at March 31, 2004 is $500,000 related to a master service agreement entered into in January of 2004 for portions of Asia. The agreement requires the service agent to provide certain administrative, collection and auditing services to the Company in exchange for a percentage of the amounts the Company collects in the service area. The Company believes an ambiguity exists as to whether the payment was a fee for the grant of the service agents rights under the agreement, or the payment was for the acquisition of 500,000 of the Company's common shares.

(6)      Long-term debt
         --------------

         Capitalized Lease obligations                          $51,019
                                                                -------

         Total Long-term debt                                    51,019
         Less current portion                                    28,235
                                                                 ------
         Noncurrent portion                                     $22,784
                                                                =======

(7)      Operating leases
         ----------------

         The Company leases its office facility under a month-to-month operating lease. Rent expense for the three months ended March 31, 2004 and 2003 was $14,226 and $13,248, respectively.

(8)      Lessor leases
         -------------

         In 2003, the Company began leasing its proprietary floral imprinting equipment to floral shops and distributors under two year licensing agreements. The future minimum lease payments to be received from these non-cancelable licensing agreements as of March 31, 2004 were $67,927 in 2004 and $80,243 in 2005. Rental property under licensing and equipment lease agreements consists of the following:

                       SPEAKING ROSES INTERNATIONAL, INC.

         Cost
           Printing equipment                                   $     37,678
           Less accumulated depreciation                              (7,307)
                                                                ------------
             Net leased printing equipment                      $     30,371

(9)      Income Taxes
         ------------

         The Company has significant net operating loss carryforwards which give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss will ever be realized, a valuation allowance has been provided equal to the amount of the net deferred tax assets.

(10)     Acquisition and Recapitalization
         --------------------------------

         As part of the SR acquisition described in note 1, the Company completed a $4,000,000 private placement offering under Rule 506 of Regulation D by selling 4,000,000 of its common shares at a price of $1.00 per share. The proceeds of the offering were used to repay debt and working capital.

         In March 2004, the Company's management determined that the pro forma financial statements included as part of the private placement memorandum contained certain errors. The Company is in the process of conducting a rescission offer for the private placement.

         The rescission offers are required to be outstanding for a 30 to 45 day period (depending upon the state of the investor's residence). Rescission acceptances require the Company to pay the investors a cash amount equal to their original investment, plus interest at the statutory rate. The ultimate outcome of this uncertainty cannot be determined at this time.

 (11)    Related party transactions
         --------------------------

         For the three months ended March 31, 2004 and 2003, the Company paid management and consulting fees of $18,967 and $26,847, respectively, to companies controlled by affiliates of certain principal shareholders of the Company.

(12)     Cash flow disclosures
         ---------------------

         Cash consists of cash on hand and demand deposits with financial institutions. Amounts paid for interest for the three months ended March 31, 2004 and 2003 were $12,023 and $12,488, respectively.

         During the period ended March 31, 2004, and as part of the private placement, the Company issued 359,574 common shares to the placement agent in exchange for services.

                       SPEAKING ROSES INTERNATIONAL, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation

This Management's Discussion and Analysis or Plan of Operation ("MD&A") should be read in conjunction with our interim financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on April 13, 2004. The following discussion contains forward-looking statements and should also be read in conjunction with "Forward Looking Statements" below.

Overview
--------
SRII owns proprietary technology used to emboss flowers and other products. The technology allows end users to personalize floral arrangements using standardized or unique messages, logos, trademarks and pictures. SRII has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, SRII sells embossed flowers to chain stores and large wedding and corporate event planners with production and fulfillment provided by the licensed wholesale flower providers. We also have license agreements with retail florists and nationally recognized floral fulfillment centers. We intend to continue to license the technology and the equipment used for the embossing process to third parties as our primary business operation. As a result, we will only operate in that market segment for the foreseeable future. We also have and will continue to license the technology and equipment to exclusive licensees in the international markets.

On February 6, 2004, we acquired all the business and assets of Speaking Roses LLC ("SR"), an Idaho limited liability company that formerly held the intellectual property for embossing floral products and changed our name from "Millennium Electronics, Inc." to Speaking Roses International, Inc. For information regarding that transaction, see our Current Report on Form 8-K filed February 20, 2004. The acquisition was part of a series of transactions we completed on that date and which included a change of our corporate domicile from Nevada to Utah, effected a 16.859-for-1 reverse split of our outstanding shares an increase in our authorized capital to 30,000,000 preferred shares and 70,000,000 common shares and the conversion of our outstanding preferred shares into common shares (collectively, the "preliminary transactions"). Concurrently, with those transactions, we acquired all of the business and assets of SR in exchange for 20,551,264 post-reverse split common shares, and issued an additional 1,237,500 post-reverse split common shares to eight investors in a private placement (the "Private Placement"). The Private Placement and the acquisition were each conditioned on the other transaction taking place, as well as the closing of the preliminary transactions. The shares issued to SR in the acquisition and to the investors in the Private Placement represented, in the aggregate, approximately 95% of our outstanding common shares.

Prior to the consummation of the February 2004 transactions, we had not conducted active business operations for several years. Using the assets and operations we acquired from SR, we now sell (directly or through license arrangements) embossed roses to large wholesale flower concerns, chain stores, retail florists and other end users.

Set forth below are comparisons of financial statement information for the three month periods ended March 31, 2004 and March 31, 2003. The unaudited financial statements for the three months ended March 31, 2003 are combined results of Millennium Electronics, Inc. (which had no active operations) and SRII.

We believe the comparison of financial statement information for the three months ended March 31, 2004 with financial statement information for the same period during the previous year (the three months ended March 31, 2003) may not provide meaningful information regarding our financial position or the results of operations. Persons who review the following information should carefully consider the following:

         o Under applicable accounting regulations, our operations are treated as continuations of the operations of SR, rather than Millennium Electronics, Inc.
         o SR was formed in 2002, had nominal sales in 2002 and began full sales and production activities only during the latter part of 2003.
         o SR was a non-corporate entity for tax purposes and the tax benefits and burdens of its operations were generally attributed to its members. As a result, SR may have treated certain aspects of its operations in a manner differently than it would have treated those aspects if had been a taxable corporate entity. We have made no adjustments in the comparative information provided below with respect to SR's operations to account for any such potential differences, nor have we highlighted those areas where the results of SR's financial operations may have been different it if had been operated in a taxable corporate form.

Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

Financial Condition

Cash, cash equivalents, and marketable securities
-------------------------------------------------
The Company had cash and cash equivalents of $2,230,000 at March 31, 2004 . Cash and cash equivalents are currently invested in secure investment grade money market accounts with the over-riding objective of safety of principal. Of that amount, $1,173,000 is being held in an escrow account pursuant to the Company's rescission offer described below in the section entitled "Financing". We anticipate the rescission offer will be completed within the three months ending June 30, 2004. The escrowed monies will be used to fund any rescission elections from private placement investors, and the remainder will be available to fund SRII operations.

Cash Flows
----------
Cash flows from operations were ($216,000) for the three months ended March 31, 2004 and ($62,000) for the three months ended March 31, 2003. Because our operational earnings are currently insufficient to fund our operations, SRII has relied on funding from outside sources, primarily the $4,000,000 Private

                       SPEAKING ROSES INTERNATIONAL, INC.

Placement we completed during the three months ended March 31, 2004. We held the initial closing of the Private Placement on February 6, 2004, when we accepted subscriptions for a total of 1,237,500 common shares and closed the SR acquisition. For more information regarding the initial closing of the Private Placement, see our current report on Form 8-K filed February 20, 2004. We subsequently accepted subscriptions for an additional 2,762,500 shares (for an additional $2,762,500) bringing the total subscriptions for the Private Placement to the maximum 4,000,000 shares. We paid the placement agent, ACAP Financial Corporation, a registered broker/dealer, approximately $360,000 in cash commissions and issued it a total of approximately 360,000 shares for its services in placing the common shares.

Capital Expenditures
--------------------
Capital expenditures totaled $50,000 for the three months ended March 31, 2004, compared to no expenditures for the three months ended March 31, 2003. Expenditures in 2004 were primarily for office equipment, software. Expenditures for patent and trademark applications for the three months ended March 31, 2004 and 2003 totaled $74,000 and $19,000, respectively.

Financing
---------
In March, 2004, the Company completed the Private Placement of 4,000,000 shares of its common stock. This increased Common Stock, Common Stock Subscribed and Additional Paid in Capital. Legal expenses and fund raising costs related to the offering, of approximately $443,000, reduced Paid in Capital accounts. In April, 2004, due to an accounting error in the Private Placement memorandum, we initiated a rescission offer, giving investors between 30 and 45 days (based on their state of residence) to rescind their investment.

If investors who acquired a significant number of common shares in the Private Placement elect to rescind their investments, the rescissions could materially affect our liquidity, our ability to implement our business plans and our ability to continue as a going concern. While we believe the rescission offer will not have a material adverse effect on our financial position, we can give no assurances about the outcome of the rescission offer, the number of investors, if any, who will accept the offer, or the amount we will ultimately refund to investors. As of May 24, 2004, we had received reconfirmations from, or the rescission rights had expired with respect to, a total of 76 investors (representing an aggregate of $3,189,763 in investments in the Private Placement). As of that date, 5 investors (who acquired a total of $89,000 in common shares in the Private Placement) had notified the Company of their election to rescind their investments and rescission offers were still open to an additional 6 investors (representing an aggregate of $1,080,903 in investments in the Private Placement). The last rescission offer expires on July 3, 2004.

In connection with the initial closing of the Private Placement, the Company paid approximately $1,206,000 of previously incurred debt; $956,000 to directors and insiders and $250,000 on a demand loan from a bank (personally guaranteed by certain of our directors). As a result, as of March 31, 2004, the Company's remaining debt was a $51,000 equipment lease.

                       SPEAKING ROSES INTERNATIONAL, INC.

Accrued Expenses
----------------
In January, 2004, we entered into a master services agreement for all of Asia, except Japan. The agreement requires the service party to provide certain administrative, collection and auditing services to us in exchange for a percentage of the amounts we collect in the service area from the sale of embossed flowers. Pursuant to the agreement, we received $500,000. We believe the payment was a fee for the grant of the service agent's rights under the agreement and should be recognized as revenue to be recorded over the 36 month life of the agreement. The service agent has stated that it believes the payment was for the purchase of 500,000 shares of the Company's common stock. Pending resolution of this contractual ambiguity, we have recorded the $500,000 payment as a liability on our balance sheet.

Results of Operations
Product Sales
-------------
Sales for the three months ended March 31, 2004 were $727,000 and the net loss before federal and state income taxes was $772,000, or ($.03) per share. Sales for the three months ended March 31, 2003 were $51,000, and the net loss before federal and state income taxes was $89,000, or ($.00) per share. We acquired SR's business and assets on February 6, 2004 and the above reported sales and net loss for the first three months of 2004 were almost entirely those of SR's operations (other than $13,000 of Millennium Electronics, Inc.'s expenses prior to the acquisition).

Gross Profit margins declined from 29% in the three months ended March 31, 2003 to 25% in the three months ended March 31, 2004, primarily due to the initial higher developmental costs of outsourced production facilities.

Product (flower) sales were $608,000 and royalty and training fees for new licensees were $37,000 for the three months ending March 31, 2004. As a comparison, product sales for the three months ended March 31, 2003 were $51,000, and there were no royalty and training fees.

Cost of Goods Sold
------------------
Cost of goods sold were $543,000 and $16,000 for the three months ended March 31, 2004 and March 31, 2003, respectively. Cost of goods sold consisted primarily of purchases of roses and the labor and supplies necessary to emboss them. Approximately 180,000 roses were produced and shipped by SRII in the three months ended March 31, 2004. We do not have records of the exact number of embossed roses sold during the three months ended March 31, 2003, but management believes that the Company produced and shipped more roses during that period than in the same period in 2003. The increase in costs was related to the increased embossed flower volumes in 2004.

Operating Expenses
------------------
Selling, general and administrative expenses were $946,000 and $112,000 for the three months ended March 31, 2004 and March 31, 2003 respectively. The increase is attributable to legal, accounting and placement agent fees related to the SR acquisition, the Private Placement, increased marketing expenditures and growth in the corporate sales and financial staffs.

                       SPEAKING ROSES INTERNATIONAL, INC.

Income taxes
------------
The Company has the potential of a $14,000 tax loss carry forward from previous losses; however until we are producing taxable income against which to apply this credit, this potential benefit will not be recorded as an asset. A valuation allowance has been recorded in an amount equal to the tax loss carry forward.

Liquidity and Capital Resources

SRII has not produced quarterly or annual profits as either SR (prior to the SR acquisition) or as SRII. Accordingly, until we prove to be profitable, we can give no assurances that we have sufficient capital resources or liquidity to satisfy working capital and operating requirements beyond our current cash balances. To fund future growth and operations, it will be necessary to either raise additional capital or produce earnings that can be funneled back into the business. Our current quarterly expenses exceed our revenues by approximately $761,000.

We had approximately $2,230,000 in available cash and cash equivalents at March 31, 2004 to fund future operations and capital expenditures. Of that amount, $1,173,000 is being held in an escrow account to fund outstanding rescission offers relating to the Private Placement. Based on our current business plan, our management believes we can sufficiently increase revenues to achieve profitable operations, obtain additional capital (equity and/or debt) to fund further losses, or both, to ensure the ongoing viability of the enterprise. If we need additional financing, and acquire that funding through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire funding through the issuance of debt, that financing could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all.

Estimated capital expenditures for the next 9 months (through the remainder of 2004) are approximately $600,000. We believe we will have the ability to plan and execute our capital spending and expenses in the future as we execute our business plan by varying the extent of our licensing activities, hiring practices and promotional activities. If we elect to slow the speed, or narrow the focus, of our business plan, we will be able to reduce our capital expenditures and losses. Our actual ability to effectuate our proposed business plan using SR's assets and business after the February 2004 transactions will depend on a number of factors, however, including:

         o the acceptance of our floral embossing process in the market place;
         o    our ability to protect our intellectual property; and
         o factors over which we have little or no control, such as regulatory changes, changes in technology, failures by third parties to meet their contractual obligations or significant changes in the competitive environment in which we will operate.

                       SPEAKING ROSES INTERNATIONAL, INC.

In addition, our actual costs and revenues can vary from the amounts that we expect or budget in our business plan, possibly materially, and those variations are likely to affect our ability to generate a profit or our need for additional financing. Accordingly, we can give no assurance that our actual financial needs will not exceed the anticipated amounts that are available to us, including from new third parties.

Forward-looking statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "34 Act"). Although we believe our expectations regarding future events are based on reasonable assumptions within the bounds of our knowledge, these forward looking statements are subject to risks and uncertainties that could prevent our goals from being achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements include the effects of competition, legislative and regulatory developments, conditions of the capital markets and equity markets and, in general, our ability to achieve the goals described in this report as well as other factors contained in other cautionary statements included in this report.
Certain statements contained in this report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward looking statements, although not all forward looking statements contain such identifying words. Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Those risks, uncertainties and other factors include, among others, the following:

         o our ability to develop a presence in the market and sustain profitable operations;

         o    the acceptance by the public of our product concept;

         o the availability and terms of the additional capital required to fund our operations as needed;

         o performance by third parties of their contractual obligations to us;

         o    our ability to manage growth;

         o    technological changes; and

         o    competitive factors.

                       SPEAKING ROSES INTERNATIONAL, INC.

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


ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the rules promulgated under the 34 Act, our management has evaluated, with the participation of our president and chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 34 Act) as of the end of the fiscal quarter ended March 31, 2004. Based upon their evaluation of these disclosure controls, our president and chief executive officer and our chief financial officer concluded that the disclosure controls and procedures that were in place were effective to insure that they were made aware of the material information relating to our operation during the period.

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

                       SPEAKING ROSES INTERNATIONAL, INC.

PART II  OTHER INFORMATION

Item 2.  Changes in Securities

In the acquisition of SR's business and assets (which occurred in connection with the consummation of the other February 2004 transactions), we issued 20,551,264 common shares to SR. In addition, in connection with the initial closing of the Private Placement, we issued eight accredited investors a total of 1,237,500 common shares at a purchase price of $1 per share. The Private Placement was for a minimum of 400,000 shares and for a maximum of 4,000,000 shares. After the February 2004 transactions, we completed the Private Placement, selling the entire 4,000,000 common shares. A total of 70 accredited investors and five unaccredited investors purchased common shares in the Private Placement. We also issued common shares to the registered broker/dealer that acted as placement agent in the Private Placement, and paid the placement agent cash compensation. See Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation" above.

We believe the issuances of the securities set forth above were exempt from the registration requirements of the Securities Act of 1933, as amended (the "33 Act"), pursuant to Sections 4(2) and other provisions of the 33 Act. SR was the sole purchaser in our acquisition of its assets and business, and the Private Placement was structured and conducted as an offering under Rule 506 of Regulation D promulgated under the 33 Act. In the Private Placement, each of the investors was required to meet certain suitability standards set forth in an investor qualification questionnaire, and in both the acquisition of SR's assets and business and the private placement, each of the investors represented that he or it was acquiring the common shares for investment and without a view to their distribution in violation of the federal or state securities laws, and that he or it understood that the common shares were being sold in reliance upon exemptions from registration under the federal and state securities laws and that they were, therefore, "restricted securities" subject to significant restrictions on transfer. Each of the certificates evidencing the securities issued in the acquisition of SR's business and assets and the Private Placement bear standard restrictive legends.

As described in Part I, Item 2, in March 2004 we elected to conduct a rescission offer with respect to the Private Placement. The rescission offer was structured as a private placement under Regulation D, promulgated under the 33 Act, and effected pursuant to exemptions from registration under the various securities laws. Pursuant to the terms of the rescission offer, we offered each purchaser of common shares in the Private Placement the right to rescind his or its investment in those securities and receive a full refund of the purchase price, together with interest at the applicable state statutory rate. We expect to complete the rescission offer prior to the end of our second fiscal quarter. Pursuant to the requirements of various state's securities agencies, we currently hold $1,173,000 in escrow for the purpose of funding investment rescissions with respect to the Private Placement.

                       SPEAKING ROSES INTERNATIONAL, INC.

Item 6.  Exhibits and Reports on Form 8-K.

(A) EXHIBITS

The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of this Quarterly Report on Form 10-QSB/A. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the 33 Act or the 34 Act. Those exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.
           Exhibit            Description
           -------            -----------
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

             3.2              Bylaws of Speaking Roses International, Inc. (1)

            10.1 Contribution Agreement between Speaking Roses, LLC and Millennium Electronics, Inc. (2)

            14                Codes of Ethics (3)

            31                Certifications  required  by  Rule  13a-15(e)  and
                              15d-15(e).

            32                Section 1350 Certifications
----------------

(1) Incorporated by reference from our information statement on Schedule 14C filed December 23, 2003.

(2) Incorporated by reference from our current report on Form 8-K filed February 5, 2004.

(3) Incorporated by reference from our annual report on Form 10-KSB filed April 13, 2004.


(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended March 31, 2004:

       Report Filing Date                        Item Reported
       ------------------                        -------------
(a)    Current  Report  on  Form  8-K  filed     Execution of Contribution Agreement with SR
       February 5, 2004

(b)    Current   Report  on  Form  8-K  filed    Press release describing acquisition of SR
        February 13, 2004


                       SPEAKING ROSES INTERNATIONAL, INC.

(c)    Current Report on Form 8-K filed          Changes in control of registrant, acquisition
       February 20, 2004 (as amended by 8-K/A    of SR and attendant risk factors
       filed April 23, 2004)

(d)    Current  Report on Form 8-K filed March   Change of  accountants
       2004; and

(e)    Current Report on Form 8-K filed March    Rescission offer for Private Placement
       31, 2004.


SIGNATURES

In accordance with the requirements Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPEAKING ROSES INTERNATIONAL, Inc.

By:       /s/ Blaine Harris
          --------------------------------
          Blaine Harris
          President
          Chief Executive Officer
Date:     June 22, 2004

By:       /s/ Dan Mumford
          --------------------------------
          Dan Mumford
          Acting Chief Financial Officer
Date:     June 22, 2004