Form 10QSB
period 2004-06-30
SPEAKING ROSES INTERNATIONAL INC
filed 2004-08-12
CIK 884321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the three month period ended June 30, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number _____________


                       SPEAKING ROSES INTERNATIONAL, INC.
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of July 6, 2004, there were 26,439,207 common shares of the registrant outstanding.

                       SPEAKING ROSES INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION.



Item 1.  Financial Statements

The accompanying unaudited financial statements of Speaking Roses International, Inc. ("SRII" or the "Company") for the three and six months ended June 30, 2004 and the three and six months ended June 30, 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements for the three and six months ended June 30, 2003 are combined results of Millennium Electronics, Inc. (which had no active operations during that period) and Speaking Roses. The financial statements do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. These financial statements should be read in conjunction with the notes hereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003, which are incorporated herein by this reference.

In management's discussion of operations and financial condition below, we have compared the operating results and financial condition of SRII for the three and six months ended June 30, 2004 and of Speaking Roses LLC for the three and six months ended June 30, 2003. We believe these comparisons may not be meaningful and caution should be exercised by readers in utilizing these comparisons.

All adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the three and six months ended June 30, 2004 have been included. The results of operations for the three and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

                       See Notes to Financial Statements.

                       SPEAKING ROSES INTERNATIONAL, INC.

                                  BALANCE SHEET

                                                                            June 30
                                                                             2004
                                                                         -------------
                                                                          (Unaudited)
ASETS
CURRENT ASSETS
     Cash and cash equivalents                                           $ 1,273,109
     Accounts receivable, less allowance for losses
     of $37,602                                                              133,467
     Inventories                                                              39,163
                                                                         -----------

             TOTAL CURRENT ASSETS                                          1,445,739
                                                                         -----------
PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation of $49,256                                     244,458
                                                                         -----------
OTHER ASSETS
     Deposits                                                                  6,285
     Patents and trademarks, net of accumulated amortization of $6,310       195,625
                                                                         -----------
                                                                             201,910
                                                                         -----------

             TOTAL ASSETS                                                $ 1,892,107
                                                                         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable, trade                                             $   313,726
     Accrued expenses                                                         80,309
     Deferred revenue                                                        161,882
     Current portion of long-term debt                                        40,200
                                                                         -----------

             TOTAL CURRENT LIABILITIES                                       596,117
                                                                         -----------

LONG-TERM DEBT, less current portion above                                     9,242
                                                                         -----------

Preferred Stock, par value $.001, authorized 30,000,000 shares and
     0 shares issued and outstanding                                            --
Common Stock, par value $.001, authorized 70,000,000 shares and
     26,439,207 shares issued and outstanding                                 26,439
     Additional paid-in capital                                            3,954,327
     Accumulated deficit                                                  (2,694,018)
                                                                         -----------

                                                                           1,286,748
                                                                         -----------

             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                  $ 1,892,107
                                                                         ===========

                       See notes to financial statements.

                       SPEAKING ROSES INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                                       Three months ended              Six months ended
                                                             June 30                        June 30
                                                      2004           2003            2004            2003
                                                 ------------    ------------    ------------    ------------
                                                  (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)

NET SALES                                        $    520,927    $     39,666    $  1,248,472    $     90,260

COST OF GOODS SOLD                                    324,154          18,979         867,413          34,554
                                                 ------------    ------------    ------------    ------------

        GROSS PROFIT                                  196,773          20,687         381,059          55,706

OPERATING EXPENSES                                    873,789         376,766       1,819,441         488,613
                                                 ------------    ------------    ------------    ------------

        OPERATING LOSS                              (677,016)       (356,079)     (1,438,382)       (432,907)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Other income                                         309            --               571            --
     Interest income                                    4,948            --             5,774            --
     Interest expense                                  (1,789)        (10,322)        (13,812)        (22,810)
                                                 ------------    ------------    ------------    ------------

        TOTAL OTHER INCOME (EXPENSE)                    3,468         (10,322)         (7,467)        (22,810)
                                                 ------------    ------------    ------------    ------------

        LOSS BEFORE PROVISION FOR INCOME TAXES       (673,548)       (366,401)     (1,445,949)       (455,717)
                                                 ------------    ------------    ------------    ------------

        Provision for income taxes                       --              --              (100)           --
                                                 ------------    ------------    ------------    ------------

        NET LOSS                                 $   (673,548)   $   (366,401)   $ (1,445,949)   $   (455,717)
                                                 ============    ============    ============    ============

        NET LOSS PER BASIC AND DILUTED
          COMMON SHARE                           $      (0.03)   $      (0.02)   $      (0.06)   $      (0.02)

        WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING (BASIC AND DILUTED)   25,983,870      21,668,291      25,093,183      21,668,291

                       See Notes to Financial Statements.

                       SPEAKING ROSES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                              Six months ended
                                                                   June 30
                                                            2004            2003
                                                         -----------    -----------

(Unaudited) (Unaudited) (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            $(1,445,949)   $  (455,717)
     Adjustments to reconcile net loss to net cash
         flows from operating activities:
         Depreciation and amortization                        29,707          4,256
         Gain on sale of assets                                  (53)
     (Increase) decrease in operating assets:
         Accounts receivable                                  42,389        (10,106)
         Inventories                                         (29,422)        (7,159)
         Prepaid expenses                                     10,502         (1,350)
         Deposits                                             (1,500)          --
     Increase (decrease) in operating liabilities:
         Accounts payable, trade                             (51,115)        96,423
         Deferred revenue                                     47,579           --
         Accrued expenses                                     16,253         20,991
                                                         -----------    -----------

             NET CASH FLOWS FROM OPERATING ACTIVITIES     (1,476,767)      (352,662)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                   (119,140)      (109,720)
     Patents, trademarks and other intangibles              (110,544)       (24,483)
                                                         -----------    -----------

             NET CASH FLOWS FROM INVESTING ACTIVITIES       (229,684)      (134,203)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from related party loans                          --          490,335
     Principal payments of notes payable                  (1,113,564)          --
     Proceeds from sale of common stock                    4,051,401           --
                                                         -----------    -----------

             NET CASH FLOWS FROM FINANCING ACTIVITIES      2,937,837        490,335
                                                         -----------    -----------

             NET INCREASE IN CASH                          1,231,386          3,470

             CASH, BEGINNING OF PERIOD                        41,723         14,754
                                                         -----------    -----------

             CASH, END OF PERIOD                         $ 1,273,109    $    18,224
                                                         ===========    ===========

                       See Notes to Financial Statements.

                       SPEAKING ROSES INTERNATIONAL, INC.


(1)      Summary of significant accounting policies

         Nature of operations - Speaking Roses International, Inc. (the "Company" or "SRII") owns proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks and pictures. We have licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, we sell embossed flowers and bouquets containing embossed flowers to individuals, businesses, florists, chain stores and large wedding and corporate event planners with production and fulfillment primarily provided by the licensed wholesale flower providers. We are building an independent commission-based sales force to sell our products within exclusive territories. Internationally, we license the technology and equipment to exclusive licensees in return for a license fee plus ongoing royalty payments. In addition, we maintain our own production facility which we use for research and development as well as order fulfillment. We intend to continue to license the technology and the equipment used for the embossing process and to outsource fulfillment to third parties as our primary business operation.

         On February 6, 2004, the Company issued 20,551,264 shares to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities of the Company. These newly issued shares represent approximately 80% of our outstanding common shares. In connection with this transaction, the Company changed its domicile from the State of Nevada to the State of Utah. In addition, the then current officers and directors of the Company resigned and affiliates of SR were appointed as the Company's officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger. The Company paid all legal and accounting expenses and other direct costs associated with the acquisition of approximately $71,000.

         Basis of presentation - The accompanying unaudited financial statements for the three and six months ended June 30, 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. They do not include all of the information and footnotes that would be presented in the annual report on form 10KSB. These financial statements should be read in conjunction with the notes hereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

         In the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results

                       SPEAKING ROSES INTERNATIONAL, INC.


         of operations, financial position and changes therein for interim periods have been included. The results of operations for the three and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

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

                       SPEAKING ROSES INTERNATIONAL, INC.


         Depreciation  and  amortization  -  Property  under  capital  leases is amortized over the lives of the respective leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method over the following estimated useful lives:

            Assets                                        Useful Lives
            ------                                        ------------

         Printing equipment                                 3 - 5 years
         Machinery and equipment                            3 - 5 years
         Furniture and fixtures                             3 - 5 years
         Computer equipment                                     5 years
         Software                                               5 years

         Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $32,581 and $1,396 for the three months ended June 30, 2004 and 2003, respectively and $319,168 and $25,340 for the six months ended June 30, 2004 and 2003, respectively.

         Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

         Revenue recognition -The Company has entered into production and fulfillment agreements with domestic floral wholesalers. Under these agreements the wholesalers emboss and fulfill orders using the Company's proprietary technology and equipment. The Company collects from the customer and pays a standard price to the wholesaler to fulfill the orders.

         The Company has also entered into 2 year, non-cancelable licensing agreements with international floral wholesalers. Under these contracts the wholesalers acquire exclusive rights to distribute embossed floral products within a geographical region. Fees under these agreements are paid to the Company at inception and recognized over the life of the contract. The Company also receives a royalty on sales of all imprinted flowers and monthly rental fees for use of the proprietary equipment.

         Stock based compensation - The Company applies the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) which requires disclosure of the fair value and other characteristics of stock options. Under the provision of SFAS 123, the Company has elected to continue using the intrinsic value method of accounting for employee stock based compensation in accordance with the Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees.

         Receivables - The Company records an allowance for bad debts on accounts receivable based on the collection history of the specific account receivable. There was an allowance of $37,602 at June 30, 2004.

         Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with federally insured financial institutions. The Company's cash in its banks exceeds the federally insured limits.

                       SPEAKING ROSES INTERNATIONAL, INC.


(2)      Intangible assets
         -----------------

         Amortized intangibles
           Patents and other intangibles, net of accumulated
           amortization of $6,310                                  $  111,068
                                                                   ----------
             Total amortized intangibles                              111,068

         Unamortized intangibles
           Trademarks                                                  84,557
                                                                   ----------
             Total intangible assets                               $  195,625
                                                                   ==========

         Amortization expense was $1,552 and $0 for the three months ended June 30, 2004 and 2003, respectively and $2,857 and $0 for the six months ended June 30, 2004 and 2003, respectively. Accumulated amortization was $6,310 as of June 30, 2004.

(3)      Property and equipment
         ----------------------

         Cost
            Printing Equipment                                      $124,254
            Machinery and Equipment                                   66,637
            Furniture and Fixtures                                    25,796
            Computer Equipment                                        52,453
            Software                                                  24,574
                                                                   ---------
            Total Cost                                               293,714
         Accumulated depreciation                                    (49,256)
                                                                   ----------
            Net property and equipment                              $244,458
                                                                   =========

         Included in property and equipment are the following capital leases:

         Cost
            Telephone Equipment                                       $6,714
            Manufacturing Equipment                                   10,618
            Furniture and fixtures                                     7,460
            Printing equipment                                        60,827
                                                                   ---------
                                                                      85,619
         Accumulated depreciation                                    (25,464)
                                                                   ---------

           Net property and equipment under capital leases           $60,155
                                                                   =========

                       SPEAKING ROSES INTERNATIONAL, INC.


         The aggregate depreciation and amortization charged to operations was $15,268 and $3,753 for the three months ended June 30, 2004 and 2003, respectively and $26,905 and $4,256 for the six months ended June 30, 2004 and 2003, respectively.

(4)      Contingent Matters
         ------------------

         During the period ended June 30, 2004, the Company resolved the ambiguity that existed in the master service agreement dated January 2004. The Company issued 500,000 shares of its common stock in exchange for the $500,000 previously paid. The master agent will provide certain administrative, collection and auditing services to the Company in exchange for 15% of sales in Asia. Company has recorded the payment as common stock and additional paid-in capital pursuant to resolution of the agreement. The Company had previously recorded the $500,000 payment as a liability until such time a resolution could be reached.

(5)      Long-term debt
         --------------

         Capitalized lease obligations.                        $   49,442
                                                               ----------

               Total long-term debt                                49,442

               Less current portion                                40,200
                                                               ----------

               Noncurrent Portion                              $    9,242
                                                               ==========


(6)      Operating leases
         ----------------

         The Company leases its office facility under a six month operating lease. Rent expense for the three months ended June 30, 2004 and 2003 was $13,203 and $26,498, respectively and $27,429 and $39,746 for the six months ended June 30, 2004 and 2003, respectively.

         During the period ended June 30, 2004, the Company entered into a one year lease for its production facility. Rent expense for the production facility for the three months ended June 30, 2004 was $700.

                       SPEAKING ROSES INTERNATIONAL, INC.


(7)      Lessor leases
         -------------

         The Company leases its proprietary floral embossing equipment to floral shops and distributors under two year licensing agreements. The future minimum lease payments to be received from these non-cancelable licensing agreements as of June 30, 2004 were $50,055 in 2004, $93,875 in 2005, and $6,139 in 2006. Rental property under licensing and equipment lease agreements consists of the following:

         Cost
           Printing equipment                                   $   37,678
           Less accumulated depreciation                           (10,618)
                                                                ----------

                Net leased printing equipment                   $   27,060
                                                                ==========
(8)      Income Taxes
         ------------

         The Company has significant net operating loss carryforwards which give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating losses will ever be realized, a valuation allowance has been provided equal to the amount of the net deferred tax assets.

(9)      Private placement of securities and stock rescission
         ----------------------------------------------------

         As part of the SR acquisition described in note 1, the Company completed a $4,000,000 private placement offering under Rule 506 of Regulation D by selling 4,000,000 of its common shares at a price of $1.00 per share. The proceeds of the offering were used to repay debt and working capital.

         In March 2004, the Company's management determined that the pro forma financial statements included as part of the private placement memorandum contained certain errors. The Company completed a rescission offer for the private placement on June 30, 2004 allowing the private placement investors to rescind their stock purchase. Investors who purchased 88,968 shares of common stock elected to rescind and were paid $88,968 and $2,732 interest.

         During the period ended June 30, 2004, the Company resolved the ambiguity that existed in the master service agreement dated January 2004. The Company issued 500,000 shares of its common stock in exchange for the $500,000 previously paid. The master agent will provide certain administrative, collection and auditing services to the Company in exchange for 15% of sales in Asia. The Company had previously recorded the $500,000 payment as a liability until such time a resolution could be reached.

                       SPEAKING ROSES INTERNATIONAL, INC.




 (10)    Related party transactions
         --------------------------

         For the three months ended June 30, 2004 and 2003, the Company paid management and consulting fees, for accounting and computer-related services of $10,295 and $22,479, respectively, and $29,262 and $49,326 for the six months ended June 30, 2004 and 2003, respectively, to companies controlled by affiliates of certain principal shareholders of the Company. There are no formal agreements in place for future services from these companies.

(11)     Cash flow disclosures
         ---------------------

         Cash consists of cash on hand and demand deposits with financial institutions. Amounts paid for interest for the three months ended June 30, 2004 and 2003 were $1,789 and $10,322, respectively, and $13,812 and $22,810 for the six months ended June 30, 2004 and 2003, respectively.

                       SPEAKING ROSES INTERNATIONAL, INC.


Item 2.  Management's Discussion and Analysis or Plan

This Management's Discussion and Analysis or Plan ("MD&A") should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on April 13, 2004. The following discussion contains forward-looking statements and should also be read in conjunction with "Forward Looking Statements" below.

Overview

We own proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks and pictures. We have licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, we sell embossed flowers and bouquets containing embossed flowers to individuals, businesses, florists, chain stores and large wedding and corporate event planners with production and fulfillment primarily provided by the licensed wholesale flower providers. We are building an independent commission-based sales force to sell our products within exclusive territories. Internationally, we license the technology and equipment to exclusive licensees in return for a license fee plus ongoing royalty payments. In addition, we maintain our own production facility which we use for research and development as well as order fulfillment. We intend to continue to license the technology and the equipment used for the embossing process and to outsource fulfillment to third parties as our primary business operation.

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

Set forth below are comparisons of financial statement information for the three and six month periods ended June 30, 2004 and June 30, 2003. The unaudited financial statements for the three and six months ended June 30, 2003 are combined results of Millennium Electronics, Inc. (which had no active operations) and Speaking Roses.

We believe the comparison of financial statement information for the three and six months ended June 30, 2004 with financial statement information for the same period during the previous year may not provide meaningful information regarding our financial position or the results of operations. Persons who review the following information should carefully consider the following:

                       SPEAKING ROSES INTERNATIONAL, INC.


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

Financial Condition

Cash, cash equivalents, and marketable securities
-------------------------------------------------

The Company had cash and cash equivalents of $1,273,000 at June 30, 2004. Cash and cash equivalents are currently invested in secure investment grade money market accounts with the over-riding objective of safety of principal.

Cash Flows
----------

Cash flows from operations were ($760,000) and ($977,000) for the three months and six months ended June 30, 2004 and ($291,000) and ($353,000) for the three and six months ended June 30, 2003. Because our operational earnings are currently insufficient to fund our operations, SRII has relied on funding from outside sources, primarily the sale of 4,000,000 shares of common stock from the Private Placement we completed during the first quarter of 2004. We held the initial closing of the Private Placement on February 6, 2004, when we accepted subscriptions for a total of 1,237,500 common shares and closed the SR acquisition. For more information regarding the initial closing of the Private Placement, see our current report on Form 8-K filed February 20, 2004. We subsequently accepted subscriptions for an additional 2,762,500 shares (for an additional $2,762,500) bringing the total subscriptions for the Private Placement to the maximum 4,000,000 shares. We paid the placement agent, ACAP Financial Corporation, a registered broker/dealer, approximately $360,000 in cash commissions and issued it a total of approximately 360,000 shares for its services in placing the common shares.

Capital Expenditures
--------------------

Capital expenditures totaled $106,000 and $230,000 for the three and six months ended June 30, 2004, compared to $115,000 and $134,000 for the three and six months ended June 30, 2003. Expenditures in 2004 were primarily for printing equipment, office equipment, software and patent and trademark applications.

                       SPEAKING ROSES INTERNATIONAL, INC.


Financing
---------

As previously reported, we completed a private placement offering in February 2004, in which we sold four million of our common shares at a price of $1 per share. In March 2004, we determined that the pro forma financial statements included as part of the private placement memorandum contained certain errors. We elected to conduct a rescission offer allowing the private placement investors to rescind their stock purchase.

The rescission offer was completed on June 30, 2004. A total of five investors (who acquired a total of 89,000 in common shares in the Private Placement) elected to rescind their investments. We refunded the amount of $92,000, including interest, to those investors that elected to rescind.

In connection with the initial closing of the Private Placement, the Company paid approximately $1,206,000 of previously incurred debt; $956,000 to directors and insiders and $250,000 on a demand loan from a bank (personally guaranteed by certain of our directors). As a result, as of June 30, 2004, the Company's remaining debt was a $49,000 equipment lease.

In January 2004, we entered into a master services agreement for all of Asia, except Japan, and received $500,000. During the period ended June 30, 2004, the Company resolved an ambiguity that existed in the agreement. The Company issued 500,000 shares of its common stock in exchange for the $500,000. The master agent will provide certain administrative, collection and auditing services to the Company in exchange for 15% of sales in Asia.

Results of Operations

Product Sales
-------------

Sales for the three and six months ended June 30, 2004 were $521,000 and $1,248,000, respectively, with a net loss before federal and state income taxes of $1,173,000, or ($.05) per share and $1,946,000, or ($.08) per share. Sales for the three and six months ended June 30, 2003 were $40,000 and $90,000, respectively. The net loss before federal and state income taxes was $366,000, or ($.02) per share and $456,000, or ($.02) per share for the same three and six month period ended June 30, 2003. We acquired SR's business and assets on February 6, 2004 and the above reported sales and net loss for the first three months of 2004 were almost entirely those of SR's operations (other than $13,000 of Millennium Electronics, Inc.'s expenses prior to the acquisition).

Product (flower) sales were $444,000 and $1,052,000 excluding royalty and training fees for new licensees of $77,000 and $196,000 for the three and six months ending June 30, 2004. As a comparison, product sales for the three and six months ended June 30, 2003 were $40,000 and $90,000, respectively, and there were no royalty and training fees.

                       SPEAKING ROSES INTERNATIONAL, INC.

Cost of Goods Sold
------------------

Cost of goods sold were $324,000 and $19,000 for the three months ended June 30, 2004 and 2003, respectively. Cost of goods for the six months ended June 30, 2004 and 2003 were $867,000 and $35,000, respectively. Cost of goods sold consisted primarily of purchases of roses and the labor and supplies necessary to emboss them. Approximately 311,000 roses were produced and shipped by SRII in the six months ended June 30, 2004. We do not have records of the exact number of embossed roses sold during the six months ended June 30, 2003, but management believes that the Company produced and shipped more roses during 2004 than in the same period in 2003. The increase in costs was related to the increased embossed flower volumes in 2004.

Operating Expenses
------------------

Selling, general and administrative expenses were $1,373,000 and $2,319,000 for the three and six months ended June 30, 2004, respectively, and $377,000 and $489,000 for the three and six months ended June 30, 2003 respectively. The increase is attributable to legal, accounting and increased marketing expenditures and growth in the corporate sales and financial staffs.

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

Liquidity and Capital Resources

SRII has not produced quarterly or annual profits as either SR (prior to the SR acquisition) or as SRII. Accordingly, until we prove to be profitable, we can give no assurances that we have sufficient capital resources or liquidity to satisfy working capital and operating requirements beyond our current cash balances. To fund future growth and operations, it will be necessary to either raise additional capital or produce earnings that can be used for operations of the business. Our current year to date expenses exceed our revenues by approximately $1,446,000.

We had approximately $1,273,000 in available cash and cash equivalents at June 30, 2004 to fund future operations and capital expenditures. Based on our current business plan, our management believes we can sufficiently increase revenues to enable profitable operations, obtain additional capital (equity and/or debt) to fund further losses, or both, to ensure the ongoing viability of

                       SPEAKING ROSES INTERNATIONAL, INC.


the enterprise. If we need additional financing, and acquire that funding through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire funding through the issuance of debt, that financing could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all.

Estimated capital expenditures for the next 6 months (through the remainder of 2004) are approximately $174,000. We believe we will have the ability to plan and execute our capital spending and expenses in the future as we execute our business plan by varying the extent of our licensing activities, hiring practices and promotional activities. If we elect to slow the speed, or narrow the focus, of our business plan, we will be able to reduce our capital expenditures and losses. Our actual ability to effectuate our proposed business plan will depend on a number of factors including:

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

                       SPEAKING ROSES INTERNATIONAL, INC.


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


ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the rules promulgated under the 34 Act, our management has evaluated, with the participation of our president and chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 34 Act) as of the end of the fiscal quarter ended June 30, 2004. Based upon their evaluation of these disclosure controls, our president and chief executive officer and our chief financial officer concluded that the disclosure controls and procedures that were in place were effective to insure that they were made aware of the material information relating to our operation during the period.

There was no change in our internal control over financial reporting that occurred during our second fiscal quarter ended June 30, 2004, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                       SPEAKING ROSES INTERNATIONAL, INC.


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

PART II  OTHER INFORMATION

Item 2.  Changes in Securities

In January 2004, we entered into a master services agreement for all of Asia, except Japan, and received $500,000. During the period ended June 30, 2004, the Company resolved an ambiguity that existed in the agreement. The Company issued 500,000 shares of its common stock in exchange for the $500,000. The master agent will provide certain administrative, collection and auditing services to the Company in rxchange for 15% of sales in Asia.

We believe the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "33 Act"), as an "offshore transaction" pursuant to Regulation S promulgated under the 33 Act. The service agent was the sole recipient of the stock and represented to us that it was not a "U.S. person," was acquiring the common shares for investment and without a view to their distribution in violation of the federal or state securities laws, and that it understood that the common shares were being sold in reliance upon exemptions from registration under the federal and state securities laws and that they were, therefore, "restricted securities" subject to significant restrictions on transfer. The certificate evidencing the shares bears a standard Regulation S restrictive legend.

As described in Part I, Item 2, in June 2004 we completed a rescission offer with respect to the Private Placement. The rescission offer was structured as a private placement under Regulation D, promulgated under the 33 Act, and effected pursuant to exemptions from registration under the various securities laws. Pursuant to the terms of the rescission offer, we offered each purchaser of common shares in the Private Placement the right to rescind his or its investment in those securities and receive a full refund of the purchase price, together with interest at the applicable state statutory rate. Five investors, owning 89,000 shares elected to rescind.

Item 6.  Exhibits and Reports on Form 8-K.

(A) EXHIBITS

The  exhibits  listed below are hereby  filed with the  Securities  and Exchange
Commission as part of this Quarterly Report on Form 10-QSB. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the 33 Act or the 34 Act. Those exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.
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


(B) REPORTS ON FORM 8-K
The following reports on Form 8-K were filed during the three months ended June 30, 2004:

         Report Filing Date                   Item Reported
         ------------------                   -------------
(a)      Amendment  on Form  8-K/A            Changes  in control of
         filed  April 23, 2004 amending       registrant, acquisition of SR
         the Current Report on Form 8-K       and attendant risk factors
         filed February 20, 2004
(b)      Current Report on Form 8-K           Press release related to a change
         filed June 10, 2004                  in senior management

SIGNATURES

In accordance with the requirements Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPEAKING ROSES INTERNATIONAL, Inc.

By:       /s/ Blaine Harris
          ----------------------------------
          Blaine Harris
          President
          Chief Executive Officer

Date:     August 11, 2004


By:       /s/ Dan Mumford
          ----------------------------------
          Dan Mumford
          Acting Chief Financial Officer
Date:     August 11, 2004