Form 10QSB
period 2004-09-30
SPEAKING ROSES INTERNATIONAL INC
filed 2004-11-18
CIK 884321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the three month period ended September 30, 2004


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number _____________


                       Speaking Roses International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                           20-0612376
---------------------------------                    ----------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)


           545 West 500 South                                 84010
----------------------------------------                   ----------
             Bountiful, Utah                               (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 677-7673

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                 Name of each exchange on which registered
--------------------                -----------------------------------------
        None                                           None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value, $.001 per share)
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of November 8, 2004, there were 26,939,207 common shares of the registrant outstanding.

PART I. FINANCIAL INFORMATION.


Item 1.  Financial Statements

The accompanying unaudited financial statements of Speaking Roses International, Inc. ("SRII" or the "Company") for the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements for the three and nine months ended September 30, 2003 are combined results of Millennium Electronics, Inc. (which had no active operations during that period) and Speaking Roses, LLC. The financial statements do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. These financial statements should be read in conjunction with the notes hereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003, which are incorporated herein by this reference.

In management's discussion of operations and financial condition below, we have compared the operating results and financial condition of SRII for the three and nine months ended September 30, 2004 and of Speaking Roses LLC for the three and nine months ended September 30, 2003. We believe these comparisons may not be meaningful and caution should be exercised by readers in utilizing these comparisons.

All adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the three and nine months ended September 30, 2004 have been included. The results of operations for the three and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.


                       See Notes to Financial Statements.

                       SPEAKING ROSES INTERNATIONAL, INC.
                                 BALANCE SHEET

                                                                         September 30
                                                                             2004
                                                                         -----------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                           $   389,145
     Accounts receivable, less allowance for losses
     of $11,510                                                              129,971
     Inventories                                                              51,953
     Prepaid Expenses                                                          2,975
                                                                         -----------

             TOTAL CURRENT ASSETS                                            574,044
                                                                         -----------
PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation of $65,778                                     241,940
                                                                         -----------
OTHER ASSETS
     Deposits                                                                  6,285
     Patents and trademarks, net of accumulated amortization of $7,923       227,403
                                                                         -----------

                                                                             233,688
                                                                         -----------

             TOTAL ASSETS                                                $ 1,049,672
                                                                         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable, trade                                             $   167,676
     Accrued expenses                                                         85,224
     Deferred revenue                                                        124,548
     Current portion of long-term debt                                        37,249
                                                                         -----------
             TOTAL CURRENT LIABILITIES                                       414,697
                                                                         -----------
LONG-TERM DEBT, less current portion above                                     6,064
                                                                         -----------

Preferred Stock, par value $.001, authorized 30,000,000 shares and
     0 shares issued and outstanding                                            --
Common Stock, par value $.001, authorized 70,000,000 shares and
     26,439,207 shares issued and outstanding                                 26,439
     Additional paid-in capital                                            3,954,327
     Accumulated deficit                                                  (3,351,855)
                                                                         -----------
                                                                             628,911
                                                                         -----------

            TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                  $ 1,049,672
                                                                         ===========

                       See Notes to Financial Statements


                       SPEAKING ROSES INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                        Three months ended               Nine months ended
                                                           September 30                     September 30
                                                      2004             2003            2004             2003
                                                  --------------   --------------  --------------   --------------
                                                    (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)

SALES
     Product sales                                $     179,756    $      73,005   $   1,302,583    $     163,265
     License fees and other revenue                      53,787                -         150,296                -
     Royalties                                           11,321                -          40,458                -
                                                  --------------   --------------  --------------   --------------
        NET SALES                                 $     244,864    $      73,005   $   1,493,337    $     163,265

COST OF GOODS SOLD - Product                            121,927           71,010         999,848          105,564
                                                  --------------   --------------  --------------   --------------

        GROSS PROFIT                                    122,937            1,995         493,489           57,701

OPERATING EXPENSES
     Sales and marketing expenses                       331,064          165,830         921,403          338,978
     General and adminstrative expenses                 448,865          229,712       1,668,303          549,230
                                                  --------------   --------------  --------------   --------------
                                                        779,929          395,542       2,589,706          888,208

        OPERATING LOSS                                 (656,992)        (393,547)     (2,096,217)        (830,507)
                                                  --------------   --------------  --------------   --------------

OTHER INCOME (EXPENSE)
     Other income                                           558                -           1,129                -
     Interest income                                      1,366                -           6,547                -
     Interest expense                                    (2,149)          (5,010)        (14,936)         (27,820)
                                                  --------------   --------------  --------------   --------------

        TOTAL OTHER INCOME (EXPENSE)                       (225)          (5,010)         (7,260)         (27,820)
                                                  --------------   --------------  --------------   --------------

        LOSS BEFORE PROVISION FOR INCOME TAXES         (657,217)        (398,557)     (2,103,477)        (858,327)
                                                  --------------   --------------  --------------   --------------

        Income taxes                                       (800)               -            (900)               -
                                                  --------------   --------------  --------------   --------------

        NET LOSS                                  $    (658,017)   $    (398,557)  $  (2,104,377)   $    (858,327)
                                                  ==============   ==============  ==============   ==============

        NET LOSS PER BASIC AND DILUTED
           COMMON SHARE                           $       (0.02)   $       (0.02)  $       (0.08)   $       (0.04)

        WEIGHTED AVERAGE NUMBER OF COMMON
           SHARES OUTSTANDING
           (BASIC AND DILUTED)                       26,439,207       21,668,291      25,562,548       21,668,291

                       See Notes to Financial Statements.

                       SPEAKING ROSES INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    Nine months ended
                                                                      September 30
                                                                  2004            2003
                                                               -----------    -----------
                                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $(2,104,377)   $  (858,327)
     Adjustments to reconcile net loss to net cash
         flows from operating activities:
         Depreciation and amortization                              48,350         15,223
         Gain on sale of assets                                        (53)          --
         Allowance for doubtful accounts                             3,257          8,253
     (Increase) decrease in operating assets:
         Accounts receivable                                        42,628        (17,156)
         Inventories                                               (42,212)       (13,982)
         Prepaid expenses                                            7,527           --
         Deposits                                                   (1,500)        (4,785)
     Increase (decrease) in operating liabilities:
         Accounts payable, trade                                  (197,165)       181,463
         Deferred revenue                                          (98,734)          --
         Accrued expenses                                           21,168         17,303
                                                               -----------    -----------

             NET CASH FLOWS USED IN OPERATING ACTIVITIES        (2,321,111)      (672,008)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                         (133,144)      (111,242)
     Patents, trademarks and other intangibles                    (143,935)       (40,869)
                                                               -----------    -----------

             NET CASH FLOWS USED IN INVESTING ACTIVITIES          (277,079)      (152,111)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from related party loans                                --          813,614
     Principal payments of notes payable                        (1,105,789)          --
     Proceeds from sale of common stock                          4,051,401           --
                                                               -----------    -----------

             NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES     2,945,612        813,614
                                                               -----------    -----------

             TOTAL INCREASE (DECREASE)  IN CASH
                 AND CASH EQUIVALENTS                              347,422        (10,505)

             CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         41,723         14,754
                                                               -----------    -----------

             CASH AND CASH EQUIVALENTS, END OF PERIOD          $   389,145    $     4,249
                                                               ===========    ===========

                       See Notes to Financial Statements.

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1) Summary of significant accounting policies

         Nature of operations - Speaking Roses International, Inc. (the "Company" or "SRII") owns proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks, and pictures. The Company has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, the Company sells embossed flowers and bouquets containing embossed flowers to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by licensed wholesale flower providers. The Company is building an in-house sales force to sell its products within these channels of distribution. The Company intends to license the technology and the equipment used for the embossing process and to outsource fulfillment to third parties as its primary business operation. As a result, the Company will only operate in that market segment for the foreseeable future. The Company also licenses the technology and equipment to exclusive licensees in the international markets.

         Quarterly financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our annual report on Form 10-KSB. These financial statements include all normal recurring adjustments that we believe are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1) Summary of significant accounting policies (Continued)

         Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Loss per share - The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants, if any, using the "treasury stock" method.

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

         Inventory valuation - Inventories consist primarily of packaging, inks and accessories such as vases and are stated at the lower of cost or market. Cost has been determined on the first-in, first-out basis. Market is based upon realizable value.

         Patents and  trademarks - Specific  costs related to obtaining  certain patents and trademarks of the Company have been capitalized. Patents are amortized over their legal life of 20 years from the date of filing. Trademarks are not amortized as their lives have been determined to be indefinite.

         Depreciation  and  amortization  -  Property  under  capital  leases is amortized over the terms of the respective leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method over the following estimated useful lives:

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1) Summary of significant accounting policies (Continued)

            Assets                                                Useful Lives

         Printing equipment                                       3 - 5 years
         Machinery and equipment                                  3 - 5 years
         Furniture and fixtures                                   3 - 5 years
         Computer equipment                                           5 years
         Software                                                     5 years

         Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $7,628 and $25,585 for the three months ended September 30, 2004 and 2003, respectively. Advertising expense was $326,796 and $116,863 for the nine months ended September 30, 2004 and 2003, respectively.

         Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company provides a valuation allowance for deferred tax assets when it does not believe that it is more likely than not that the deferred tax assets will be realized. At September 30, 2004, the Company has recorded a full valuation allowance on its deferred income tax assets.

         Revenue recognition - Revenue from direct product sales is recognized when the following four revenue criteria (as defined by the Securities and Exchange Commissions Staff Accounting Bulletin No. 101 ("SAB 101") ) are met: (1) persuasive evidence of an arrangement exists; (2)
         products are shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company uses domestic floral wholesalers to emboss, fulfill and distribute their direct product sales. The wholesalers emboss and fulfill orders using the Company's proprietary technology and equipment. Under these fulfillment arrangements, the Company is the primary obligor, assumes inventory risk upon customer return, establishes price, provides embossing specifications and techniques and assumes credit risk. As a result and in accordance with Emerging Issues Task Force No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19). The Company recognizes revenue on a gross basis for direct product sales. Gross sales are reduced by returns, chargebacks and other discounts to obtain such sales.

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1) Summary of significant accounting policies (Continued)

         Revenue from licensing agreements with international wholesalers are recognized on a monthly basis over the life of the agreement beginning on the commencement date of the license agreement. Under the terms of these non-cancelable license agreements, fees are generally paid in advance for the exclusive rights to distribute imprinted floral products within a geographical region. Fees under these agreements are generally paid at inception. The terms of these non-cancelable license agreements are generally 2-4 years. Additionally, the Company also receives a royalty on sales of all imprinted flowers and monthly rental fees for use of the proprietary equipment. Royalties are recognized as earned in accordance with SAB 101 and EITF 99-19.

         Revenue from wholesale originated sales is recognized as royalty revenue when the revenue recognition criteria as defined in SAB 101 are met. Under these arrangements, the wholesaler initiates sales to their customers, are responsible for collections and have a risk of loss of inventory. For royalty revenue, the Company recognizes only the royalty portion of the price its customers pay for the purchased products since the Company is acting as an agent in such transactions. Royalty revenues are reduced by the impact of returns, chargebacks and discounts to obtain such sales.

         Stock based compensation - The Company applies Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS No. 123) which requires disclosure of the fair value and other characteristics of stock options. The Company has chosen under the provision of SFAS No. 123 to continue using the intrinsic value method of accounting for employee stock based compensation in accordance with the Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 requires that companies that continue to follow APB 25 provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Because the Company had no outstanding stock options or warrants for all periods presented, no pro forma disclosure is necessary.

         Receivables - The Company records an allowance for bad debts on accounts receivable based on the collection history of the specific account receivable. There was an allowance for bad debts at September 30, 2004 of $11,510.

         Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with federally insured financial institutions. The Company's cash in its banks exceeds the federally insured limits.

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(2)      Intangible assets
                                                                September 30,
                                                                    2004
                                                                --------------
         Amortized intangibles
              Patents and other intangibles, net
              of accumulated amortization of $7,923              $     128,890
                                                                 --------------
                  Total amortized intangibles                          128,890
         Unamortized intangibles
              Trademarks                                                98,513
                                                                 --------------

                  Total intangible assets                        $     227,403
                                                                 ==============

        Amortization expense was $1,613 and $4,924 for the three and nine months ended September 30, 2004 and $1,727 and $1,727 for the three and nine months ended September 30, 2003. Accumulated amortization was $7,923 as of September 30, 2004.

(3)     Property and equipment
        ----------------------
                                                                 September 30,
                                                                     2004
                                                                 --------------
        Printing equipment                                       $    124,254
        Machinery and equipment                                        69,185
        Furniture and fixtures                                         27,231
        Computer equipment                                             58,653
        Software                                                       28,395
                                                                 ------------
                                                                      307,718
        Accumulated depreciation and amortization                     (65,778)
                                                                 ------------
              Net property and equipment                         $    241,940
                                                                 ============

        Included in property, plant and equipment are the following leases:

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(3)     Property and equipment (continued)
        ----------------------------------
                                                                 September 30,
                                                                     2004
                                                                 --------------

        Telephone equipment                                      $      6,714
        Furniture & Fixtures                                            7,460
        Printing equipment                                             71,445
                                                                 --------------
                                                                       85,619
        Accumulated amortization                                      (31,437)
                                                                 --------------
             Net property and equipment under
                capital leases                                   $     54,182
                                                                 ==============

         The aggregate depreciation and amortization charged to operations was $16,522 and $43,426 for the three and nine months ended September 30, 2004, respectively. Depreciation charged to operations for the three and nine months ended September 30, 2003 was $13,496 and $13,496, respectively.

(4)      Stock option plan
         ------------------

         During the period ended September 30, 2004, the Company's Board of Directors adopted the "2004 Speaking Roses Equity Incentive Plan." Future stock option grants are expected to be granted at an exercise price equal to or greater than the fair market value, vest over four years and have an exercise period of ten years. No options were granted during the period ended September 30, 2004. The Company has set aside 5,000,000 shares of its common stock to administer the plan and make available to employees, directors and non-employee consultants.

(5)      Long-term debt
         ---------------

            Capitalized lease obligations.                       $     43,313
                                                                 ------------

                Total long-term debt                                   43,313

                Less current portion                                   37,249
                                                                 ------------

                Noncurrent portion                               $      6,064
                                                                 ============

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(6)      Operating leases

         The Company leases its office facility under a six month operating lease. Rent expense for the three months ended September 30, 2004 and 2003 was $13,341 and $13,203, respectively and $41,580 and $53,663 for the nine months ended September 30, 2004 and 2003, respectively.

         During the period ended June 30, 2004, the Company entered into a one year lease for its production facility. Rent expense for the production facility for the three and nine months ended September 30, 2004 was $2,100 and $2,800, respectively.

(7)      Lessor leases

         In 2003, the Company began leasing its proprietary floral imprinting equipment to floral shops and distributors under two year licensing agreements. The future minimum lease payments to be received from these non-cancelable licensing agreements as of September 30, 2004 were $27,114 for the fourth quarter of 2004 and $80,243 in 2005. Rental property under licensing and equipment lease agreements consists of the following:

                                                                 September 30,
                                                                     2004
                                                                 --------------
         Cost
           Printing equipment                                    $     37,678
           Less accumulated depreciation                              (13,929)
                                                                 --------------

             Net leased printing equipment                       $     23,749
                                                                 =============

(8)      Income Taxes
         ------------

         The Company has net operating loss carryforwards which give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss will ever be realized, a valuation allowance has been provided equal to the amount of the net deferred tax assets. Income tax expense for the three months and nine months ended September 30, 2004 and 2003 represent minimum state income taxes actually paid during those periods.

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(9)      Private placement of securities and stock rescission
         ----------------------------------------------------

         In February 2004, the Company completed a $4,000,000 private placement offering under Rule 506 of Regulation D by selling 4,000,000 of its common shares at a price of $1.00 per share. The proceeds of the offering were used to repay debt and working capital.

         In March 2004, the Company's management determined that the pro forma financial statements included as part of the private placement memorandum contained certain errors. The Company elected to conduct a rescission offer allowing the private placement investors to rescind their stock purchase. The rescission offer was completed on June 30, 2004. A total of five investors (who acquired a total of 89,000 in common shares in the Private Placement) elected to rescind their investments. The Company refunded the amount of $92,000, including interest, to those investors that elected to rescind.

(10)     Related party transactions
         --------------------------

         For the three months ended September 30, 2004 and 2003, the Company paid management and consulting fees of $973 and $20,293, respectively, to companies controlled by affiliates of certain principal shareholders of the Company. For the nine months ended September 30, 2004 and 2003, the Company paid $30,235 and $69,619, respectively.

(11)     Cash flow disclosures
         ---------------------

         Cash consists of cash on hand and demand deposits with financial institutions. Amounts paid for interest for the three and nine months ended September 30, 2004 and 2003 were $2,149, $5,010 and $14,936 and
         $27,820, respectively.

(12)     Subsequent events
         -----------------

         Subsequent to the period ended September 30, 2004, the Company issued 500,000 shares of its $.001 par value common stock for $500,000 in a private placement with a minority shareholder of the Company.

         Also subsequent to the period ended September 30, 2004, the Company entered into a license agreement with Dole Fresh Flowers, Inc. ("Dole"), a

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(12)     Subsequent events (Continued)
         ----------------------------

         subsidiary of Dole Food Company, Inc. The agreement permits Dole to emboss images and phrases on fresh flowers using the Company's patent pending technology. Dole will pay the Company a royalty per embossed flower sold in mixed bouquets and for sales of single roses or rose bouquets. The Company and Dole intends to sell the embossed flowers primarily to the mass markets, which includes grocery store chains.

         Subsequent to the period ended September 30, 2004, the Company granted 620,000 options under the "2004 Speaking Roses Equity Incentive Plan." The options were granted on October 21, 2004 at an exercise price equal to the fair market value on the date of the grant. The Company's quoted stock price on October 21, 2004 was $1.70 per share. The options were granted to employees of the Company.

                       SPEAKING ROSES INTERNATIONAL, INC.


Item 2.  Management's Discussion and Analysis or Plan

This Management's Discussion and Analysis or Plan ("MD&A") should be read in conjunction with our interim financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on April 13, 2004. The following discussion contains forward-looking statements and should also be read in conjunction with "Forward Looking Statements" below. All amounts presented in the MD&A are rounded to the nearest thousand.

Overview

We own proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks and pictures. We have licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, we sell embossed flowers and bouquets containing embossed flowers to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by the licensed wholesale flower providers. We are building an in-house sales force to sell our products within these channels of distribution. We intend to continue to license the technology and the equipment used for the embossing process and to outsource fulfillment to third parties as our primary business operation. Internationally, we license the technology and equipment to exclusive licensees in return for a license fee plus ongoing royalty payments.

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

Set forth below are comparisons of financial statement information for the three and nine month periods ended September 30, 2004 and September 30, 2003. The unaudited financial statements for the three and nine months ended September 30, 2003 are combined results of Millennium Electronics, Inc. (which had no active operations) and SR.

We believe the comparison of financial statement information for the three and nine months ended September 30, 2004 with financial statement information for the same period during the previous year may not provide meaningful information regarding our financial position or the results of operations. Persons who review the following information should carefully consider the following:

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

Financial Condition

Cash, cash equivalents, and marketable securities
-------------------------------------------------

The Company had cash and cash equivalents of $389,000 at September 30, 2004. Cash and cash equivalents are currently invested in secure investment grade money market accounts with the over-riding objective of safety of principal.

Cash Flows
----------

Cash flows used in operations were ($2,321,000) and ($672,000) for the nine months ended September 30, 2004 and 2003, respectively. Because our operational earnings are currently insufficient to fund our operations, SRII has relied on funding from outside sources, primarily the sale of 4,000,000 shares of common stock from the Private Placement we completed during the first quarter of 2004. We held the initial closing of the Private Placement on February 6, 2004, when we accepted subscriptions for a total of 1,237,500 common shares and closed the SR acquisition. For more information regarding the initial closing of the Private Placement, see our current report on Form 8-K filed February 20, 2004. We subsequently accepted subscriptions for an additional 2,762,500 shares (for an additional $2,762,500) bringing the total subscriptions for the Private Placement to the maximum 4,000,000 shares. We paid the placement agent, ACAP Financial Corporation, a registered broker/dealer, approximately $360,000 in cash commissions and issued it a total of approximately 360,000 shares for its services in placing the common shares.

                       SPEAKING ROSES INTERNATIONAL, INC.

Capital Expenditures
--------------------

Capital expenditures totaled $277,000 and $152,000 for the nine months ended September 30, 2004 and 2003, respectively. Expenditures in 2004 were primarily for printing equipment, office equipment, software and patent and trademark applications.

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

In connection with the initial closing of the Private Placement, the Company paid approximately $1,206,000 of previously incurred debt; approximately $956,000 to directors and insiders and approximately $250,000 on a demand loan from a bank (personally guaranteed by certain of our directors). As a result, as of September 30, 2004, the Company's remaining debt was approximately $43,000 related to an equipment lease.

Subsequent to the period ended September 30, 2004, the Company issued 500,000 shares of its $.001 par value common stock for $500,000 in a private placement with a minority shareholder of the Company.

Results of Operations

Product Sales
-------------

Sales for the three and nine months ended September 30, 2004 were $245,000 and $1,493,000, respectively, compared to sales of $73,000 and $163,000 for the same periods in the prior year. Our net loss before income taxes for the three months and the nine months of 2004 were $658,000, or ($.02) per share and $2,104,000, or ($.08) per share compared to $399,000, or ($.02) per share and $858,000, or ($.04) per share for the same period in 2003.

We acquired SR's business and assets on February 6, 2004 and the above reported sales and net loss for the first three months of 2004 were almost entirely those of SR's operations (other than $13,000 of Millennium Electronics, Inc.'s expenses prior to the acquisition).

                       SPEAKING ROSES INTERNATIONAL, INC.

Product (flower) revenues were $180,000 and $1,303,000 for the quarter and the first nine months of 2004, respectively, compared to $73,000 and $163,000 for the same periods in 2003.

Licensing fees and royalty revenues for the quarter and the first nine months of 2004 were $65,000 and $191,000, respectively, compared to no licensing fees and royalty revenues for the same periods in the prior years. Other revenues (primarily training fees) for the three months and nine months ended September 30, 2004 were not significant.

The increases in product, licensing fees and royalty revenues are due to increased sales volume as we have moved from more of a start up company in 2003 to a fully operating company in 2004.

Cost of Goods Sold
------------------

Cost of goods sold for product revenues for the quarter and for the first nine months of 2004 $122,000 and $1,000,000, respectively, compared to $71,000 and $106,000, respectively, for the same periods in 2003. Cost of goods sold for product sales consisted primarily of purchases of roses and the labor and supplies necessary to emboss them. Approximately 371,000 roses were produced and shipped by SRII in the nine months ended September 30, 2004. The increases in costs of goods sold were primarily due to the increased embossed flower volumes in 2004.

Selling
-------

Selling expenses were $331,000 and $921,000 for the quarter and first nine months of 2004, respectively, compared to 163,000 and $339,000, respectively, for the same periods in 2003. The increases in selling costs for the quarter and the first nine months of 2004 compared to the same periods in 2003 are primarily due to increased marketing expenses, including the hiring of additional employees and the planned increased in marketing spent.

General and administrative
--------------------------

General and administrative costs were $449,000 and $1,668,000 for the quarter and first nine months of 2004, respectively, compared to $230,000 and $549,000, respectively, for the same periods in 2003. The increases in general and administrative expenses for the quarter and the first nine months of 2004 compared to the same periods in 2003 are due primarily to an increase in number of employees and the related costs for the quarter and for the nine months of 2004 compared to the same periods in 2003.

                       SPEAKING ROSES INTERNATIONAL, INC.

Income taxes
------------

The Company has a net operating loss carryforward which gives rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss will ever be realized, a valuation allowance has been provided equal to the amount of the net deferred tax assets.

Income tax expense for the three months and nine months ended September 30, 2004 and 2003 represent minimum state income taxes actually paid during those periods.

Liquidity and Capital Resources

SRII has not produced quarterly or annual profits as either SR (prior to the SR acquisition) or as SRII. Accordingly, until we prove to be profitable, we can give no assurances that we have sufficient capital resources or liquidity to satisfy working capital and operating requirements beyond our current cash balances. To fund future growth and operations, it will be necessary to either raise additional capital or produce earnings that can be used for operations of the business. Our current year to date expenses exceed our revenues by approximately $2,104,000.

We had approximately $389,000 in available cash and cash equivalents at September 30, 2004 to fund future operations and capital expenditures. Based on our current business plan, our management believes we can sufficiently increase revenues to enable profitable operations, obtain additional capital (equity and/or debt) to fund further losses, or both, to ensure the ongoing viability of the enterprise. If we need additional financing, and acquire that funding through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire funding through the issuance of debt, that financing could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all.

Estimated capital expenditures for the next three months (through the remainder of 2004) are approximately $71,000. We believe we will have the ability to plan and execute our capital spending and expenses in the future as we execute our business plan by varying the extent of our licensing activities, hiring practices and promotional activities. If we elect to slow the speed, or narrow the focus, of our business plan, we will be able to reduce our capital expenditures and losses. Our actual ability to effectuate our proposed business plan will depend on a number of factors including:

                       SPEAKING ROSES INTERNATIONAL, INC.

         o the acceptance of our floral embossing process in the market place;
         o    our ability to protect our intellectual property;
         o    our ability to continue to raise capital; and
         o factors over which we have little or no control, such as regulatory changes, changes in technology, failures by third parties to meet their contractual obligations or significant changes in the competitive environment in which we will operate.

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

                       SPEAKING ROSES INTERNATIONAL, INC.

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


ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the rules promulgated under the 34 Act, our management has evaluated, with the participation of our president and chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 34 Act) as of the end of the fiscal quarter ended September 30, 2004. Based upon their evaluation of these disclosure controls, our president and chief executive officer and our chief financial officer concluded that the disclosure controls and procedures that were in place were effective to insure that they were made aware of the material information relating to our operation during the period.

There was no change in our internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2004, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                       SPEAKING ROSES INTERNATIONAL, INC.

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

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On August 12, 2004, we held our Annual Meeting of Shareholders. The following five directors were re-elected: Blaine Harris, Terrell A. Lassetter, Rene Rodriguez, Roland N. Walker and Robert E. Warfield. In addition to the election of directors, the only other item on which the shareholders voted was the proposal to approve the 2004 Speaking Roses International, Inc. Equity Incentive Plan.

The following were the number of votes cast for, against or withheld each director and proposal:

------------------------------------------------- --------------- ---------------------- --------------------
                                                  Votes For       Votes Against or       Abstain
                                                                  Withheld
------------------------------------------------- --------------- ---------------------- --------------------
Blaine Harris                                         21,080,023                 40,060                 --
------------------------------------------------- --------------- ---------------------- --------------------
Terrell A. Lassetter                                  21,120,023                     60                 --
------------------------------------------------- --------------- ---------------------- --------------------
Rene Rodriguez                                        21,080,023                 40,060                 --
------------------------------------------------- --------------- ---------------------- --------------------
Roland N. Walker                                      21,079,993                 40,090                 --
------------------------------------------------- --------------- ---------------------- --------------------
Robert E. Warfield                                    21,119,993                     90                 --
------------------------------------------------- --------------- ---------------------- --------------------
Approval of 2004 Equity Incentive Plan                21,056,769                 20,682               31,308
------------------------------------------------- --------------- ---------------------- --------------------

Item 6.  Exhibits and Reports on Form 8-K.

 (A) EXHIBITS
The  exhibits  listed below are hereby  filed with the  Securities  and Exchange
Commission as part of this Quarterly Report on Form 10-QSB. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the 33 Act or the 34 Act. Those exhibits are identified by

                       SPEAKING ROSES INTERNATIONAL, INC.

the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.
           Exhibit            Description
           -------            -----------
             2.1              Agreement  and Plan of Merger  between  Millennium
                              Electronics,     Inc.    and    Speaking     Roses
                              International, Inc.(1)
             3.1              Articles  of   Incorporation   of  Speaking  Roses
                              International, Inc (1)
             3.2              Bylaws of Speaking Roses International, Inc. (1)
            10.1              Contribution Agreement between Speaking Roses, LLC
                              and Millennium Electronics, Inc. (2)
            10.2              Equipment  Lease  and  License  Agreement  between
                              Speaking Roses International,  Inc. and Dole Fresh
                              Flowers, Inc.
            14                Codes of Ethics (3)
            31                Certifications  required  by  Rule  13a-15(e)  and
                              15d-15(e).
            32                Section 1350 Certifications

----------------

(1) Incorporated by reference from our information statement on Schedule 14C filed December 23, 2003.

(2) Incorporated by reference from our current report on Form 8-K filed February 5, 2004.

(3) Incorporated by reference from our annual report on Form 10-KSB filed April 13, 2004. (B) REPORTS ON FORM 8-K The following reports on Form 8-K were filed during the three months ended September 30, 2004:

             Report Filing Date                         Item Reported
             ------------------                         -------------
(a)          Current Report on Form 8-K filed August    Press release relating to Elvis Presley Enterprises
             2, 2004

(b)          Current  Report  on  Form  8-K  filed      Press  release   related  to
                                                        Personalized Bouquets September 15, 2004

(c)          Current Report on Form 8-K filed           Press release re Speaking Roses in
                                                        China September 30, 2004

                       SPEAKING ROSES INTERNATIONAL, INC.

                                   SIGNATURES

In accordance with the requirements Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPEAKING ROSES INTERNATIONAL, Inc.

By:       /s/ Blaine Harris
          ------------------------------
          Blaine Harris
          President
          Chief Executive Officer
Date:     November 17, 2004

By:       /s/ Dan Mumford
          -------------------------------
          Dan Mumford
          Acting Chief Financial Officer
Date:     November 17, 2004