Form 10KSB
period 2004-12-31
SPEAKING ROSES INTERNATIONAL INC
filed 2005-04-07
CIK 884321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-22515

                       SPEAKING ROSES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Utah                                            20-0612376
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)

           545 West 500 South                                   84010
             Bountiful, Utah                                 (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 677-7673

          Securities registered pursuant to Section 12 (b) of the Act:

                                                       Name of each exchange
 Title of each class                                    on which registered
        None                                                    None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value, $.001 per share)
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant had revenues of $1,691,000 during its most recent fiscal year.

The aggregate market value of the approximately 10,187,000 shares of voting shares held by non-affiliates computed by reference to the last sale price of such equity as of March 15, 2004 was approximately $12,224,400.

As of March 15, 2004, there were 27,339,207 common shares of the registrant outstanding.

FORWARD-LOOKING STATEMENTS AND CERTAIN RISKS

In addition to historical information, this Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute "forward looking statements." The words "may," "will," "expects," "plans," "anticipates," "believe," "estimates," "potential," or "continue" and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management's current expectations, speak only as the date hereof, and are subject to certain risks and uncertainties. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements as a result of a number of factors, which include, but are not limited to, those set forth below in the section titled "Risk Factors". We assume no obligation to update any of our forward-looking statements for any reason, except as required by law. Readers should carefully review the risk factors described in this document and in other documents that Speaking Roses files from time to time with the Securities and Exchange Commission.

ITEM 1.  BUSINESS.

Current Business Operations
---------------------------

We own patented and other proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks and pictures. We have licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, we sell embossed flowers and bouquets containing embossed flowers to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by the licensed wholesale flower providers. We are building an in-house sales force to sell our products within these channels of distribution. Internationally, we license the technology and equipment to exclusive licensees in return for a license fee plus ongoing royalty payments.

Historical Business Operations
------------------------------

In February 2004, Speaking Roses International, Inc. ("SRII" or "Company") acquired the business and assets of Speaking Roses, LLC ("SR"), an Idaho limited liability company that held, and licensed to third parties, proprietary technology for embossing flowers and floral products. Our acquisition of SR's assets was a part of a series of transactions that included

     o   a change in our corporate domicile from Nevada to Utah;

     o a 16.859-for-1 reverse-split of our outstanding common shares (the "February 2004 reverse split");

     o   an increase in our authorized capital;

     o   the conversion of our outstanding  preferred shares into common shares;
         and

     o the change of our name from "Millennium Electronics, Inc." to "Speaking Roses International, Inc."

Concurrently with the closing of these preliminary transactions, we acquired SR's operations in exchange for 20,551,264 common shares and issued 1,237,500 additional common shares to certain investors in the initial closing of a private placement. The private placement and the acquisition of SR's business and assets were each conditioned on the other transaction taking place, as well as the closing of the preliminary transactions described above. The common shares we issued to SR in the acquisition of its assets and to the investors in the initial closing of the private placement represented, in the aggregate, approximately 95% of our issued and outstanding shares. In connection with these transactions, SR's former management (and certain of its indirect owners) became our officers and directors.

We have been in existence since 1991, but until 2004 the only period during which we had active business operations was between 1997 and 1999. In 1997, we acquired Millennium Memory, Inc., a privately held California corporation that sold personal computer systems and semiconductor memory products ("Memory") and, in connection with that transaction, changed our corporate domicile from Delaware to Nevada and became subject to the reporting requirements of the 34 Act. In September of that year, we acquired NetRam Components, Inc., a
California corporation that sold high end, high-powered personal computer systems. Using those assets and the Memory business operations, we manufactured and sold personal computer systems and semiconductor memory products. Unfortunately, we were not successful and, in 1999, we terminated those operations. In April 1999, we transferred all of our operating assets, including those held by Memory, to a creditor as payment toward our outstanding debt to that creditor. We had previously pledged those assets to the creditor to secure an operating loan. In 2001, we liquidated Memory in a proceeding under Chapter 7 of the United States Bankruptcy Code.

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

In October 2003, we entered into a letter of intent with SR relating to the acquisition of its assets. The letter of intent required us to effect a number of corporate restructuring transactions before we consummated the transaction with SR, including the conversion of our outstanding preferred shares into common shares, a reverse split of our outstanding common shares and a private placement of our common shares. We completed those preliminary transactions and the SR acquisition in early February 2004.

For more information regarding the February 2004 transactions, see our current report on Form 8-K dated February 20, 2004.

References in this report, unless the context otherwise requires, to "us", "our", and "we" are references to Speaking Roses International, Inc. If this report contains references to any trademarks, those trademarks are the property of their registered or common law owners.

Unless otherwise noted, all share references in this report have been adjusted to reflect the February 2004 reverse split.

Business Model
--------------

Our corporate strategy is to continue to grow revenues by developing an in-house sales force within our channels of distribution and to create efficiencies designed to avoid the heavy labor intensive and profit reducing mechanisms witnessed in the floral industry. By entering into agreements with the leaders in the floral importing industry, we are working to create these efficiencies that allow us to provide customized and personalized embossing services at regular retail prices. Our strategy is to replace the traditional model by bypassing florists and wholesalers and going directly from the farms and importers to the consumers.

Opportunities. The catch phrase for the new millennium in business is "Mass Customization." Our products and technology lend themselves perfectly to this idea. We have the ability to respond quickly and easily to any and all requests for personalization of our products. With our technology we are able to do this without sacrificing the efficiency of fulfilling standard orders giving us the capacity to promote our product as a distinctive and uniquely powerful alternative to regular flowers. The opportunity for us to market and sell these products is literally endless. There is almost no personal or business situation that would not be benefited, and the impact increased through the use of Speaking Roses products.

Industry Overview. Americans spend approximately $7.5 billion dollars a year on cut flowers, or approximately $28 per person per year. The cut flower industry in the United States has grown annually by approximately 5% over the past 10 years.

The floral industry in the United States is very fragmented. There are approximately thirty thousand retail operations that sell cut flowers directly to the public. These retail operations are supported by several hundred wholesale operations that service between one and several hundred retail florists. In addition to these retail and wholesale operations, there are a number of significant chain store, or "mass market," operations and, in recent years, internet distributors have developed that sell flowers on both a retail and wholesale basis. There are also a number of specialty distribution channels within the industry, including "fulfillment centers" which provide flowers on a wholesale basis to retailers, mass marketers and Internet sales operations and corporate event planners.

In recent years, there has been a growing trend away from small retail operations within the industry and toward large wholesale or mass-market operations. Many industry analysts believe that the increased number of Internet floral sales operations, which use large fulfillment centers to produce and ship floral arrangements directly to consumers, has encouraged this trend.

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

Seasonality
-----------
The floral industry is subject to significant seasonal changes in demand. Floral revenues and operating results tend to be lowest for the quarter that ends on September 30, since none of the most popular floral holidays, which include Valentines Day, Easter, Mother's Day, Thanksgiving and Christmas, fall within that quarter. In addition, the popular floral holiday of Easter sometimes falls within the quarter that ends on March 31, and sometimes falls within a quarter that ends on June 30.

The Embossing Process
---------------------
SRII's embossing process uses specialized equipment that employs standardized printing concepts to transfer a full spectrum of fast-drying inks to floral products. The embossing process can be used on any type of floral product that has a relatively large, smooth petal surface, such as roses and tulips, but approximately 90% of our embossing orders are for embossed roses.

Customers can choose from 12 colors of embossing ink (including silver and gold) and from nearly one hundred standardized phrases in twelve different languages. In addition, customers can have custom phrases, logos or pictures designed for them for an additional cost. Some of our standardized phrases are:

           Romance                       Birthday                   Wishes
           -------                       --------                   ------

I Love You                      Happy Birthday              Congratulations
For My Lovely Wife              50 and Looking Good         Happy Anniversary
I Need You                      Sweet Sixteen               Thinking of You
I'm Waiting for You             Happy Birthday Baby         You're the Best
You're One in a Million         Happy Birthday Dad          Get Well Soon
Together Forever                Happy Birthday Mom          I'm Very Sorry
Eternally Yours                 Happy Birthday Sis          Please Forgive Me
We're Made for Each Other       Happy Birthday              Beloved Mom
                                     Brother
Will You Marry Me?              Happy Birthday              Beloved Son
With All My Love                Sweetheart                  Beloved Daughter
You're the Only One for Me      Have a Great B-Day          Success!

The embossing process uses equipment that employs unique ink, embossing pad and engraving platform configurations. The first generation of the equipment was semi-automatic and produced nearly 3000 embossed flowers in a standard work shift. We have increased the throughput of the equipment and fully automated it, and the second generation equipment, currently being used, allows operators to produce more than 9,600 embossed flowers during a standard work shift.

Our licensees can choose from one of two different equipment packages. The first package, which we refer to as the "Designer Package," allows licensees to emboss any of the standardized phrases, logos and trademarks on floral products, as well as process custom embossing orders using engraved plates produced at our offices for the licensee with 48 hours' notice. That package does not include engraving capabilities. The second package, the "Designer Elite" package, contains an engraving platform which allows licensees to engrave and emboss custom designs in-house. In addition, licensees of the Designer Elite package can have us engrave plates for custom embossing orders using a unique database and computer system that we have developed. That system allows us to remotely control the operation of the licensee's engraving system to produce the custom engraved plate for the embossing at the licensee's location and in only a matter of minutes. We charge additional amounts for remote and company-produced custom embossing plates.

The embossing process uses materials, such as pads and ink, that are specially formulated for our equipment. We control the quality of those materials, and under the terms of a typical license agreements, our licensees are required to purchase those items from us for use with the equipment. See "Strategic Relationships and Material Contracts." below.

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

Quality Assurance
-----------------
One of our principal business objectives is to insure the quality of the floral products embossed using our technology. To insure that quality, we target significant players within the floral industry that have a reputation for outstanding floral arrangements and for providing their customers with satisfaction guarantees. In addition, our licensing arrangements require our licensees generally to process orders within twenty-four hours and to adhere to our embossing, materials, shipping and packaging standards. Under the terms of our typical license agreement, we are entitled to enforce the licensee's adherence to, and compliance with, those quality assurance standards for purposes of maintaining and protecting the reputation and good will associated with our embossing process. If the licensee violates the terms of those quality assurance standards, we would be entitled to terminate our license relationship with that licensee.

Marketing
---------
We have recognized that there are many market opportunities such as e-commerce, mass merchants, hospitality and other fragmented segments. We have, however, identified three large business opportunities in the funeral industry, wedding industry and corporate events, in which to focus our marketing resources. These industries allow us to stay with our business strategy of using already established distribution channels. Each of these markets has seen the benefits of personalization though flowers.

Corporate advertising and promotion
-----------------------------------
It encompasses corporate public relations, event display, employee recognition, advertising, sponsorships, charity participation and customer appreciation. Most small, medium and large corporations buy products for these activities from one of eighteen thousand distributors who specialize in corporate advertising and promotion. The distributors, and their one hundred and thirty thousand sales representatives, are part of two associations. ASI and PPAI are two of the largest and service virtually one hundred percent of the market. We are a member of both these associations and won the Product of the Year Award at PPAI's annual association trade show in Las Vegas in January 2005. We have licensed and approved over two hundred large distributors that have over fifteen thousand representatives among them. These distributors circulate our marketing material through their representatives and we support them with dedicated customer care personnel.

Funeral  industry
-----------------
There are approximately 2,500,000 deaths per year in the United States. 1,800,000 of those are considered highly likely to incorporate flowers in their planned service. The funeral industry has recognized the need and the benefits of providing personalized flowers for the bereaved family for the funeral services. We have a patented process to preserve flowers with the bereaved families departed loved ones picture, life sketches and special personal phrases embossed on the flowers. We are marketing products for this industry under the trademark "Living Memories" with a domain name of www.livingmemories.com. The funeral industry typically handles family floral arrangements and special requests at the time the service is being prepared, averaging four hundred and thirty-five dollars of flowers in each service. All three of the largest providers are test marketing our funeral products and are assisting with the development of specialized products through their facilities.

Weddings
--------
There are approximately 2.5 million weddings annually in the United States, distributed fairly evenly throughout the year. The average wedding expenditure is approximately twenty-five thousand dollars of which five to ten percent represents expenditures for flowers. Since virtually all flowers are ordered directly through local florists, we are addressing our marketing to the retail floral industry. FTD, one of the largest and most prominent associations of that industry, has approved us as a preferred vendor and has agreed to jointly participate with us in the selection and the enrollment of floral providers as exclusive providers of our personalized floral products. We are using the trademark "Personal Weddings" and the domain name of www.personalweddings.com in order to create a nationally recognized name to the new association of FTD members exclusively offering personal wedding products.

International
-------------
While the potential market for our products internationally is at least as large as it is in the United States we have chosen to focus most of our marketing resources on the development in the domestic markets. Each of the major markets of the world has huge floral potential and our limited experience has led us to believe that the products will be well received. At present we have licensees with operating facilities in Australia, Canada, Hong Kong, China, Japan and Amsterdam.

Promotions
----------

We take advantage of promotional opportunities and exhibit at relevant trade shows. Some of our promotional highlights are as follows:

     o 2005 "Distributors' Pick" award from Promotional Products Association International (PPAI);

     o Decor for the opening of the Clinton Library in Little Rock, Ark., a Department of Defense award ceremony at the Pentagon and Marilyn
         Monroe: The Exhibit in Indianapolis, IN.;
     o Celebrity gifts for Radio Music Awards on NBC-TV, American Music Awards on ABC-TV and Grammy Awards on CBS-TV;
     o   Roses for Trista and Ryan's Wedding on ABC-TV;
     o   Licensing agreement with the 130th and 131st Kentucky Derby;
     o   Licensing deal with Elvis Presley Enterprises for "Elvis" roses;
     o   Special events for the Indy 500; and
     o   Celebrity  gifts  for  International   Radio  and  Television   Society
         Foundation Awards

Intellectual Property
---------------------

We rely on copyright, patent, trade secret and trademark law, as well as provisions in our license, distribution, and other agreements to protect our intellectual property rights. SR filed four patent applications in the United States and applications in multiple foreign jurisdictions for our embossing technology. We acquired those applications and SR's rights to the technology in the February 2004 transactions. We are pursuing additional United States and foreign patent protections for our technology. Certain of the claims contained in the United States patent applications have been approved and others are pending. South Africa and Morocco have granted the patents; other foreign patent applications are pending. Once patented, that technology will no longer be available to others to use in floral embossing. We intend to continue actively pursuing a strategy of filing both United States and foreign patents to protect the intellectual property we develop. We also obtained both United States and foreign trademark rights for the embossing business in the February 2004 transactions.

In addition to patents, we rely on trade secrets, know-how, continuing technological inventions and licensing opportunities to develop and maintain our competitive position. Much of the know-how important to our operations and many of our processes is dependent upon the knowledge, experience and skills of our key technical personnel and is not the subject of pending patent applications or issued patents. To protect our rights to that know-how and technology, we require all of our key employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the unauthorized use, and restrict the disclosure, of confidential information, and require disclosure and assignment to us of their ideas, developments, discoveries and inventions. We generally require our other employees, consultants and advisors to execute confidentiality and invention assignment agreements. Our typical licensing agreement contains provisions which require the licensee to maintain the confidentiality of our intellectual property.

Employees
---------

We currently have approximately 43 full time employees. We intend to recruit additional qualified employees as the need arises. None of our employees are represented by a labor union and we consider our employee relations to be good.

Strategic Relationships and Material Contracts
----------------------------------------------

Prior to our acquisition of SR's business and assets in February 2004, SR entered into a number of contractual arrangements. We assumed those contracts in the February 2004 transactions, and we have entered into additional contracts since that date. The contracts and relationships that we acquired from SR and that we have entered into include the following:

Wholesale and Fulfillment Licenses - We have entered into wholesale licensing and fulfillment contracts with a small number of third parties. Under the terms of these wholesale contracts, the other parties act as licensees for us in specific geographic locations to produce embossed floral products for sale to customers. In the case of the fulfillment contracts, those parties process orders that we or other parties receive for embossed floral products.

These agreements typically have initial terms of 2 years, provide for renewal terms (usually on a yearly basis), and have outside expiration dates ranging from 10 to 20 years. We are permitted to terminate the contracts prior to their expiration if the other party breaches its obligations under the agreement. The agreements typically provide for us to pay a fee for each flower stem produced under the contract.

In general, each of the wholesaler or fulfillment parties is required to lease from us the equipment necessary to emboss the floral products. The title to the equipment, however, remains with us.

Our largest fulfillment contract is our agreement with USA Bouquet, Inc. USA Bouquet acts as our nationwide fulfillment agent and wholesaler licensee, although we can engage other wholesale licensees to act as our fulfillment agents. In addition, USA Bouquet has the right to market and sell our products to its own customers, in which case they pay us a royalty fee for each flower stem sold. USA Bouquet is a wholesale floral business with production facilities in Miami, Atlanta and Chicago, and it is one of the larger importer/distributors in the floral industry. USA Bouquet has significant relationships with a number of the larger mass marketers in the floral industry, including Kroger, Walmart and Sam's Club, as well as FTD and FTD.com.

Typical of our wholesale license agreement is our agreement with Kennicott Brothers Company. Under that agreement, Kennicott acts as our exclusive licensee for wholesale distribution to certain third parties, including a number of Albertson's and Jewel-Osco stores in the Midwest. The Kennicott license becomes non-exclusive if Kennicott fails to comply with certain delivery requirements or if refunds, replacements or reshipments of embossed floral products exceeds a certain percentage of the total dollar amount of the orders sold under the agreement.

Area License and Equipment Lease Agreements -We have entered into area license and equipment lease agreements for Canada, Australia, Malaysia/Singapore, China and Hong Kong, and we are negotiating area license arrangements with parties in several other countries. Under our area agreements, the area licensees have the right to use the embossing process on an exclusive basis to make, use and sell embossed products within the areas covered by those agreements. We anticipate that approximately 2.5% of our revenues will be generated by our operations outside of the United States in 2005.

The area license agreements provide the licensees with a right to sublicense their rights under the agreement on a wholesale or retail basis, and with respect to all or a portion of the territory covered by the area agreement. Sublicenses are required to be in a form that we approve and, among other things, must obligate the sublicensee to be bound by the terms of the area license agreement.

The area license agreements require each of the licensees and their sublicensees to lease embossing equipment from us. The area licensees and sublicensees are required to pay an upfront fee for the equipment, as well as monthly charges. The area license agreements also require the licensees to pay us an initial license fee, plus a monthly license fee that is based on the greater of a certain dollar amount or a certain percentage of the licensee's gross revenues from the exploitation of the area license.

We can terminate an area license agreement if the licensee breaches its obligations under the agreement. If the agreement is terminated, and unless we otherwise agree to assume the licensee's contractual obligations with any sublicensee, the rights of the sublicensees also terminate.

Affiliate Program Agreements - We have created a standardized internet-based agreement for an affiliate sales program with third party internet sales organizations. Participating affiliates in the program are entitled to use a link to our website so that customers can order embossed floral products directly from us. We provide all of the order processing, billing and fulfillment functions under the program, and the affiliate receives a commission for directing the sale to our website.

Merchant Banking Relationships- We have entered into merchant banking relationships with American Express, Discovery, Master Card and Visa to process our credit card and other banking charges. Those charges primarily relate to orders for embossed floral products that we receive over our website or orders that we process for third party licensees or under our affiliate program. Our licensees also rely on merchant banking relationships to process credit card and other charges relating to orders that they take under their own processing systems.

The merchant banking relationships are generally terminable by us at any time, and can be terminated by the merchant bank under certain circumstances, including if the total number of "charge-backs" or disputed charges for credit card or other banking charges exceeds a certain amount.

Customer Dependence
-------------------

We are not dependent on any single customer.

Competition
-----------

Our embossing business is subject to intense competition. We compete with a number of privately and publicly-held companies, institutions and other persons and entities.

There are numerous companies that are actively engaged in the sale of floral products. These companies include national enterprises such as FTD, Inc., FTD.com, Telefloral, and 1-800-flowers, as well as local retail florists and mass merchants such as Wal-Mart and grocery store chains. In addition, we compete to a limited degree with greeting card companies such as Hallmark Cards, Inc.

Regulatory Requirements
-----------------------

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

Additional Information
----------------------

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

The public may read any of the items we file with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street NW, Washington, D.C., 20549. The public may obtain information about the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange also maintains an internet site that contains reports, proxy and information statements, and other information regarding our operations and other issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.  PROPERTIES

We lease approximately 3,600 square feet of office space in Bountiful, Utah for our corporate offices. The lease for the space expires in December 2005 and we have an option to extend it for subsequent one year terms on conditions similar to the current lease. We also lease an additional 1,350 square feet of space in Bountiful, Utah to house our customer service and design groups. We lease such space under a six month contract, with an option to renew, which expires May 31, 2005. We lease additional space for our production facility in Salt Lake City, Utah under a two year lease which expires on April 30, 2006. We believe the facilities are suitable to our current business needs, but that additional space will be required to meet our long term objectives.

ITEM 3.  LEGAL PROCEEDINGS

We were not a party to any legal proceeding during the period covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our common shares are traded in the over-the-counter market and our trading symbol is SRII. Our shares are quoted on the pink sheets.

During the period covered by this report, trading in our securities was sporadic. Currently, there is a very small established market for our shares with very few market makers. During the year ended December 31, 2004, the high daily trading price was $4.00 per share and the low daily trading price per share was $0.84 per share, on per day trading volumes that ranged from 110 shares to 21,178 shares (with an average daily trading volume of 1,621 shares). As of December 31, 2004, there were approximately 500 holders of record of our common shares.

The following table shows the high and low closing prices for our shares during each quarter within the two years ended December 31, 2004, as quoted by Pink Sheets LLC:

                                  2003                                                  2004
---------- ----------- ------------- ------------ ------------- ------------ ------------- ------------ ------------
           First       Second        Third        Fourth        First        Second        Third        Fourth
           Quarter     Quarter       Quarter      Quarter       Quarter      Quarter       Quarter      Quarter
---------- ----------- ------------- ------------ ------------- ------------ ------------- ------------ ------------
High       0.04        0.34          0.13         1.01          4.00         3.00          2.40         2.05
---------- ----------- ------------- ------------ ------------- ------------ ------------- ------------ ------------
Low        0.04        0.02          0.08         0.08          0.84         1.70          1.61         1.20
---------- ----------- ------------- ------------ ------------- ------------ ------------- ------------ ------------

We did not repurchase any of our outstanding shares during the period covered by this report. The holders of our outstanding Series B preferred shares and Series C preferred shares did, however, convert those securities into common shares. The Company issued common shares in lieu of paying certain dividends on our preferred shares in connection with the conversion of the preferred shares to common shares, but paid no dividends during the period covered by this report, and has never paid cash dividends on our shares.

Recent Sales of Securities
--------------------------

In October, 2004, we issued 500,000 shares of our $.001 par value common stock for $500,000 in a private placement with an unrelated party. In December, 2004, we issued 400,000 shares of our $.001 par value common stock for $500,000 in a private placement with an unrelated party. The shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

The strategic focus of our business is to increase revenues by developing an in-house sales force and to efficiently provide customized and personalized embossing services at regular floral prices and to expand our product sales and embossing services to individuals, florists, chain stores, funeral homes and large wedding and corporate planners. We own proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks and pictures. We have licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. We are building an in-house sales force to sell our products within these channels of distribution. Internationally, we license the technology and equipment to exclusive licensees in return for a license fee plus ongoing royalty and equipment lease payments.

On February 6, 2004, the Company issued 20,551,264 shares to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities. These newly issued shares represented approximately 80% of our outstanding common shares. In connection with this transaction, the Company changed its domicile from the State of Nevada to the State of Utah. In addition, the then current officers and directors of the Company resigned and affiliates of SR were appointed as the Company's officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger. The Company paid all legal and accounting expenses and other direct costs associated with the acquisition of approximately $71,000. The audited financial statements for the years ended December 31, 2004 and 2003 are combined results of Millennium Electronics, Inc. (which had no active operations) and SR.

Critical Accounting Policies
----------------------------

An accounting policy is deemed to be critical if it requires us to make an accounting estimate based on assumptions about matters that are highly uncertain at the time an accounting estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur periodically could materially change the financial statements. We consider certain accounting policies related to revenue recognition and the related sales returns and allowances and impairment of long-lived assets to be critical policies due to the estimation processes involved in each.

Revenue recognition. Revenue from direct product sales is recognized when the following four revenue criteria (as defined by the SEC Staff Accounting Bulletin No. 101 ("SAB 101")) are met: (1) persuasive evidence of an arrangement exists;
(2) products are shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. We use domestic floral wholesalers to emboss, fulfill and distribute our direct product sales. The wholesalers emboss and fulfill orders using our proprietary technology and equipment. Under these fulfillment arrangements, we are the primary obligor, assume inventory risk upon customer return, establish price, provide embossing specifications and techniques and assume credit risk. As a result and in accordance with Emerging Issues Task Force No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). We recognize revenue on a gross basis for direct product sales.

Revenue from licensing agreements with international wholesalers are recognized on a monthly basis over the life of the agreement beginning on the commencement date of the license agreement. Under the terms of these non-cancelable license agreements, fees are generally paid in advance for the exclusive rights to distribute imprinted floral products within a geographical region. Fees under these agreements are generally paid at inception and are recorded as deferred revenues and are entered as revenue when earned. The terms of these non-cancelable license agreements are generally 2-4 years. Additionally, we receive a royalty on sales of all imprinted flowers and monthly rental fees for use of the proprietary equipment. Royalties are recognized as earned in accordance with SAB 101 and EITF 99-19.

Revenue from wholesaler originated sales is recognized as royalty revenue when the revenue recognition criteria as defined in SAB 101 are met. Under these arrangements, the wholesaler initiates sales to their customers, are responsible for collections and have a risk of loss of inventory. For royalty revenue, we recognize only the commission portion of the price our customers pay for the purchased products since we are acting as an agent in such transactions.

We record provisions against revenue for sales returns and allowances on product and other sales in the same period as the related revenue is recorded. We also record a provision to operating expenses for bad debts resulting from the customers' inability to pay for the products or services received due to such factors as bankruptcy. These estimates are based on historical sales returns and bad debt expense, analysis of credit memo data, and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns or bad debts, revenue or net income will be overstated or understated.

Long-lived assets. Our long-lived assets include property and equipment, patents and trademarks. We periodically review these assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for the Impairment of Disposal of Long-lived Assets." In determining whether an asset is impaired, we must make assumptions regarding the recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates and the related assumptions change, we may be required to record impairment charges for these assets. At the end of 2004, the Company determined that it had excess floral embossing equipment and the carrying value of this equipment exceeded the estimated future cash flows. This resulted in a pre-tax, non-cash impairment charge of $26,000.

Results of Operations
---------------------

Set forth below are comparisons of financial statement information for the year ended December 31, 2004 and December 31, 2003. The audited financial statements for the year ended December 31, 2003 are combined results of Millennium Electronics, Inc. (which had no active operations) and SR.

We believe the comparison of financial statement information for the year ended December 31, 2004 with financial statement information for the previous year may not provide meaningful information regarding our financial position or the results of operations. Persons who review the following information should carefully consider the following:

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

Therefore,  we  believe  that  year-to-year  comparisons  of the  results of our operations do not provide meaningful disclosure to our shareholders. Accordingly, although we have included historical comparative information in this section below, we believe our shareholders should review carefully the forward-looking information set forth in the sections entitled "Plan of Operation" and "Liquidity and Capital Resources."

Sales
-----

Sales for the twelve months ended December 31, 2004 were $1,691,000 compared to sales of $503,000 for the same period in the prior year. Our net loss before income taxes for the twelve months ended December 31, 2004 was $2,900,000 or ($.12) per share compared to $1,388,000, or ($.06) per share for the same period in 2003.

Product (flower) revenues were $1,453,000 for the fiscal year 2004 compared to $467,000 for the same periods in 2003.

Licensing fees and other revenues for the twelve months ended December 31, 2004 were $179,000 compared to licensing fees and royalty revenues of $36,000 for the twelve months ended December 31, 2003. Other revenues (primarily training fees) for the twelve months ended December 31, 2004 were not significant. Royalty revenues for the twelve months ended December 31, 2004, were $60,000 compared to no royalty revenues for the same period in the prior year.

The increases in product, licensing fees and other revenues and royalty revenues are due to increased sales volume as we have moved from a start up company in 2003 to a fully operating company in 2004.

Cost of Goods Sold
------------------

Cost of goods sold for sales for the twelve months ended December 31, 2004 was $1,099,000 compared to $353,000 for the same period in 2003. Cost of goods sold for sales consisted primarily of purchases of roses and the labor and supplies necessary to emboss them. Approximately 389,000 roses were produced and shipped by SRII in the year ended December 31, 2004. The increases in costs of goods sold were primarily due to the increased embossed flower volumes in 2004.

Selling and Marketing
---------------------

Selling and marketing expenses were $1,254,000 for the fiscal year 2004 compared to $292,000 for the same period in 2003. The increases in selling costs for the year in 2004 compared to the same period in 2003 are primarily due to increased marketing expenses, including the hiring of additional employees and an increase in marketing spending.

General and Administrative
--------------------------

General and administrative costs were $2,239,000 for the twelve months ended December 31, 2004 compared to $1,202,000 for the same period in 2003. The increases in general and administrative expenses for 2004 compared to the same period in 2003 are due primarily to an increase in number of employees and the related costs for 2004 compared to 2003.

Other Income (Expense)
----------------------

Other income (expense) was $3,000 for the twelve months ended December 31, 2004 compared to $(43,000) for the same period in the prior year. The increase is due primarily to an increase in other income of $14,000 resulting from the forgiveness of debt from previous members of SR, an increase in interest income of $6,000 due to higher cash and cash equivalent balances during 2004 and a decrease in interest expense of $23,000 due to lower debt balances during 2004.

Income Taxes
------------

The Company has a net operating loss carryforward and other timing differences which give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and other timing differences will ever be realized, a valuation allowance has been provided equal to the amount of the net deferred tax assets. Income tax expense for the years ended December 31, 2004 and 2003 represent minimum state income taxes actually paid during those periods.

Liquidity and Capital Resources
-------------------------------

SRII has not achieved quarterly or annual profits as either SR (prior to the SR acquisition) or as SRII. Accordingly, until we prove to be profitable, we can give no assurances that we have sufficient capital resources or liquidity to satisfy working capital and operating requirements beyond our current cash balances. The Company's ability to continue as a going concern is dependent upon its ability to generate future profits and to generate sufficient capital to meet its obligations on a timely basis. The Company is attempting to raise additional funds. No assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. To fund future growth and operations, it will be necessary to either raise additional capital or produce earnings that can be used for operations of the business. During the year ended December 31, 2004, expenses exceeded our revenues by approximately $2,900,000. Net cash flows used in operating activities during the year ended December 31, 2004 were $3,025,000.

We had approximately $523,000 in available cash and cash equivalents at December 31, 2004 to fund future operations and capital expenditures. Based on our current business plan, our management believes we can sufficiently increase revenues, generate profits and obtain additional capital to fund further losses to ensure the ongoing viability of the enterprise. If we need additional financing, and acquire that funding through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire funding through the issuance of debt, that financing could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company's shareholders.

Estimated capital expenditures for the next twelve months (fiscal 2005) are approximately $1,250,000. We believe we will have the ability to plan and execute our capital spending and expenses in the future as we execute our business plan by varying the extent of our licensing activities, hiring practices and promotional activities. If we elect to slow the speed, or narrow the focus, of our business plan, we will be able to reduce our capital expenditures and losses. Our actual ability to effectuate our proposed business plan will depend on a number of factors including:

     o the acceptance of our floral embossing process in the market place at profitable prices;

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

Plan of Operation
-----------------

The historical cash flows generated by our operations have not been sufficient to cover our operational growth, but based on our current business plan we believe that cash flow generated from our operations and our ability to raise future capital will be sufficient to cover our planned operational growth during 2005. We can give no assurances that we will be able to execute our business plan however; or that we will generate sufficient cash flow from operations to cover our anticipated operational growth costs.

While there are many market opportunities for our embossed flowers, we have chosen to focus on three industries - funeral, wedding and corporate events - which we believe will provide us with the best opportunities to generate cash flow. These markets fit with our business strategy of using established distribution channels.

Corporate events encompass public relations, event display, employee recognition, corporate advertising, sponsorships, charity participation and customer appreciation. Products in this segment are generally purchased from one of eighteen thousand distributors who specialize in corporate advertising and promotion. We have now licensed and approved over two hundred large distributors that have over fifteen thousand representatives. These distributors circulate our marketing material through their agents and we support them with dedicated customer care personnel.

The funeral industry is concentrated with twenty percent of funerals conducted by the three largest funeral service providers. Funerals generate approximately one billion dollars in floral sales annually. We have created special products for the funeral industry using preserved flowers with pictures, life sketches and special personal phrases embossed on the flowers. All three of the largest providers are test marketing our funeral products and are assisting with the development of specialized products through their facilities.

Millions of dollars are spent annually on flowers for weddings. Most of those flowers are ordered through local florists, which are usually small individual stores. FTD, one of the largest florist associations in the United States has approved us to be a preferred vendor and has agreed to jointly participate with us in the selection and enrollment of florists as exclusive providers of our personalized products. We have developed catalogues and specialized products specifically for the weddings. Those products allow a wide verity of unique looks and feel such as registry bouquets, personalized petals, boutonnieres, bridal bouquets, table displays, individual guest stems, and preserved flower products for the lasting memory of the event.

Financing Activities
--------------------

In connection with our acquisition of SR's business and assets, we completed a private placement of our common shares. The private placement was for a minimum of 400,000 shares and a maximum of 4,000,000 common shares at a purchase price of $1 per share. We effected the initial closing of that private placement on February 6, 2004 and during February 2004 effected subsequent closings under that private placement for a total of $4,000,000 from investors. See "Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities," above. We also issued approximately 360,000 common shares to the placement agent in that private placement as compensation for its services, and paid the placement agent cash compensation of approximately
$360,000. Our net proceeds from the private placement were approximately $3,551,000.

In March 2004 the Company's management determined that the pro-forma financial statements included as part of the private placement memorandum contained certain errors. Accordingly, we elected to offer the private placement investors the right to rescind their purchases. The rescission offer was completed on June 30, 2004. A total of five investors (who acquired a total of 89,000 in common shares in the Private Placement) elected to rescind their investments. We refunded the amount of $92,000, including interest, to those investors that elected to rescind. With the proceeds of the private placement, the Company paid approximately $1,206,000 of previously incurred debt; $956,000 to directors and insiders and $250,000 on a demand loan from a bank (personally guaranteed by certain of our directors).

In January 2004, we entered into a master services agreement for all of Asia, except Japan, and received $500,000. In June 2004, the Company resolved an ambiguity that existed in the agreement. The Company issued 500,000 shares of its common stock in exchange for the $500,000. The master agent provides certain administrative, collection and auditing services to the Company in exchange for 15% of royalties received from Asia.

In October 2004, we issued 500,000 shares of our $.001 par value common stock for $500,000 in a private placement with an unrelated accredited investor. In December 2004, we issued 400,000 shares of our $.001 par value common stock for $500,000 in a separate private placement with another unrelated accredited investor. The funds from both of these private placements were used for working capital.

Contractual Obligations and Contingent Liabilities and Commitments
------------------------------------------------------------------

We are not a guarantor of any other entity's debt or financial obligations.

Recently Issued Financial Accounting Standards
----------------------------------------------

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

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements.

Risk Factors
------------

Substantial  doubt exists about our ability to continue as a going concern
--------------------------------------------------------------------------------
The report of independent public accountants on our financial statements as of and for the years ended December 31, 2004 includes an explanatory paragraph in which the auditors have expressed substantial doubt about our ability to continue as a going concern. The Company has experienced recurring losses from continuing operations of $4,162,000 and losses from operations of $2,900,000 and $1,388,000 during the years ended December 31, 2004 and 2003, respectively. We do not believe that doubt about our ability to continue as a going concern will abate unless and until we are able to improve our financial condition and results of operation. Although management is pursuing plans to improve our financial condition, there can be no assurance that these efforts will be successful or that we can remove doubt about our ability to continue as a going concern.

We have a history of losses and we may continue to incur operating losses for the foreseeable future
--------------------------------------------------------------------------------
We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be severely harmed.

Because we will incur many of these expenses before we receive revenues from our efforts, our losses may be greater than the losses we would incur if we developed our business more slowly. Further, we base our expenses in large part on our operating plans and future revenue projections. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, operating results and financial condition. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses.

If we fail to accurately forecast our expenses and revenues, our business, operating results and financial condition may suffer
--------------------------------------------------------------------------------
Our limited operating history makes forecasting future operating results difficult. We may not be able to quickly reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, operating results and financial condition and cause our results of operation to fall below the our expectations

We have grown  quickly and if we fail to manage our  growth,  our  business  may suffer
--------------------------------------------------------------------------------
We have rapidly and significantly expanded our operations, and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Our new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into our operations, and we expect to add additional key personnel in the near future. To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage our already growing employee base. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations will be seriously harmed.

We may not be able to obtain financing in the amounts and when required
--------------------------------------------------------------------------------
Any additional financing we require may not be available when and in amounts needed or on terms favorable to us or at all. If we need additional financing, and acquire that funding through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire funding through the issuance of debt, that financing could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our growth may be limited and we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures. Ultimately, absent adequate funding, we may be required to curtail or cease some or all of our operations.

We depend on proprietary technology, and any loss of our entitlement to use such technology or our inability to protect such technology could materially adversely affect our prospects
--------------------------------------------------------------------------------
Our success depends, in significant part, upon our proprietary technology. We rely on a combination of patents pending, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our embossing technology is the subject of several patents in various stages of the patent process. Certain of our claims have been approved by the United States Patent and Trademark Office while others are still pending. We have been granted patents in South Africa and Morocco while our patent applications are pending in the rest of the world. There is no assurance that the patents that have not yet been approved will be granted.

As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and others. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. To date, we are not aware of our confidential information having been compromised, but we cannot be certain that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold.

We have outsourced critical components of our operations to a third party that we do not control, and any price increase or interruption in the services provided could adversely affect us
--------------------------------------------------------------------------------
We depend substantially upon USA Bouquet for procurement of flowers and fulfillment of orders. We do not have a long-term fixed price contract with USA Bouquet. In the event that USA Bouquet raises their prices to us or declines to fulfill our orders, it could have a material, adverse effect on our business and short term prospects. We believe that there are other floral importers and wholesalers who can provide the same services as USA Bouquet at comparable prices. Nevertheless, any disruption in our relationship with USA Bouquet could result in a loss or interruption of our services which would have an adverse effect on our business and prospects.

Our margins are  decreasing
--------------------------------------------------------------------------------
Our net profit as a percent of sales has decreased over time because of rising costs of fulfilling orders and limits on what we can charge customers due to competitive pressures. Continually rising costs, and a continued inability to raise our prices sufficiently to cover the increased costs, could have a material adverse effect on our net profits.

Ownership of our common stock is concentrated
--------------------------------------------------------------------------------
Our officers and directors own an aggregate of 58% of our common stock and may be able to control matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions and amendments to our certificate of incorporation. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, and may have a material adverse effect on the trading price of our common stock.

Our common stock is subject to the SEC's "penny stock" rules and may therefore be difficult to sell
--------------------------------------------------------------------------------
SEC rules require brokers to provide information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq Stock Market. Our stock is a "penny stock" and these disclosure requirements may have the effect of reducing trading activity in our stock and making it more difficult for investors to sell. The rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before a transaction in a penny stock.

The market  price of our common  stock is  volatile
--------------------------------------------------------------------------------
The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the twelve months ended December 31, 2004, our common stock traded as low as $.84 and as high as $4.00. The wide swings in the price of our stock have not always been in response to any factors that we can identify.

Cautionary Statements
---------------------

The preceding discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this annual report on Form 10-KSB, and in conjunction with the disclosures regarding forward looking statements set forth at the beginning of this report on Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Speaking Roses International Inc.

We have audited the balance sheet of Speaking Roses International, Inc. as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Speaking Roses International, Inc. as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MAYER HOFFMAN McCANN P.C.
---------------------------------
Salt Lake City, Utah
March 22, 2005

                       SPEAKING ROSES INTERNATIONAL, INC.
                                  BALANCE SHEET
                                December 31, 2004

                                      ASSETS
                                     --------
CURRENT ASSETS
     Cash and cash equivalents                                                    $         523,072
     Accounts receivable, less allowance for losses
     of $45,657                                                                              62,785
     Inventories                                                                             32,380
     Prepaid expenses                                                                        27,930
                                                                                  ------------------
            TOTAL CURRENT ASSETS                                                            646,167
                                                                                  ------------------
PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation of $57,843                                                    257,066
                                                                                  ------------------
OTHER ASSETS
     Deposits                                                                                 6,285
     Patents and trademarks, net of accumulated amortization of $13,971                     267,037
                                                                                  ------------------
            TOTAL OTHER ASSETS                                                              273,322
                                                                                  ------------------
            TOTAL ASSETS                                                          $       1,176,555
                                                                                  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable, trade                                                      $         207,563
     Accrued expenses                                                                        56,737
     Deferred revenue                                                                        96,173
     Current portion of capital lease obligations                                            32,702
                                                                                  ------------------
            TOTAL CURRENT LIABILITIES                                                       393,175
                                                                                  ------------------

CAPITAL LEASE OBLIGATIONS, less current portion                                              14,602
                                                                                  ------------------

Preferred Stock, par value $.001, authorized 30,000,000 shares and
     0 shares issued and outstanding                                                           --
Common Stock, par value $.001, authorized 70,000,000 shares and
     27,339,207 shares issued and outstanding                                                27,339
     Additional paid-in capital                                                           4,903,427
     Accumulated deficit                                                                 (4,161,988)
                                                                                  ------------------
            TOTAL STOCKHOLDERS' EQUITY                                                      768,778
                                                                                  ------------------

            TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $       1,176,555
                                                                                  ==================

                      See Notes to Financial  Statements.

                       SPEAKING ROSES INTERNATIONAL, INC.
                             STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003

                                                                       2004            2003
                                                                   --------------  --------------
SALES
     Product sales                                                 $   1,452,817   $     466,797
     License fees and other revenue                                      178,671          35,714
     Royalties                                                            59,175               -
                                                                   --------------  --------------
        NET SALES                                                  $   1,690,663   $     502,511

COST OF GOODS SOLD                                                     1,099,382         353,802
                                                                   --------------  --------------

        GROSS PROFIT                                                     591,281         148,709

OPERATING EXPENSES
     Sales and marketing expenses                                      1,254,116         292,155
     General and adminstrative expenses                                2,239,455       1,201,737
                                                                   --------------  --------------
                                                                       3,493,571       1,493,892

        OPERATING LOSS                                                (2,902,290)     (1,345,183)
                                                                   --------------  --------------

OTHER INCOME (EXPENSE)
     Other income                                                          2,185               -
     Debt forgiveness                                                     14,463               -
     Interest income                                                       6,259               -
     Interest expense                                                    (19,868)        (43,192)
                                                                   --------------  --------------

        TOTAL OTHER INCOME (EXPENSE)                                       3,039         (43,192)
                                                                   --------------  --------------

        LOSS BEFORE PROVISION FOR INCOME TAXES                        (2,899,251)     (1,388,375)
                                                                   --------------  --------------

        Income taxes                                                        (900)              -
                                                                   --------------  --------------

        NET LOSS                                                   $  (2,900,151)  $  (1,388,375)
                                                                   ==============  ==============


        NET LOSS PER COMMON SHARE, BASIC AND DILUTED               $       (0.12)  $       (0.06)
                                                                   ==============  ==============

        WEIGHTED AVERAGE NUMBER OF COMMON
           SHARES OUTSTANDING
              Basic                                                   23,631,079      21,668,291
              Diluted                                                 23,631,079      21,668,291

                       See Notes to Financial Statements.

                       SPEAKING ROSES INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          Year Ended December 31, 2004

                                                                                          Additional
                                       Common Stock                Preferred Stock          Paid-in        Treasury    Accumulated
                                   Shares         Amount         Shares        Amount       Capital         Stock        Deficit
                                -----------    -----------    -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2003       18,832,381    $    18,832           --            --     $ 7,220,080    $   (50,000)   $(7,241,832)

16.859 to 1 reverse split       (17,715,354)       (17,715)          --            --            --             --             --

Issuance of commmon stock
to SR for business assets        20,551,264         20,551           --            --         (20,551)          --       (1,261,837)

Close out treasury stock
and accumulated deficit
to additional paid-in capital
due to reverse merger                  --             --             --            --      (7,291,832)        50,000      7,241,832

Issuance of common stock in
private placement offering        4,000,000          4,000           --            --       3,996,000           --             --

Issuance of common stock
for placement fee                   359,884            360           --            --        (359,991)

Common shares cancelled
due to recission offer              (88,968)           (89)          --            --         (88,879)          --             --

Issuance of common stock
for cash                            500,000            500           --            --         499,500           --             --

Issuance of common stock
for cash                            500,000            500           --            --         449,500           --             --

Issuance of common stock
for cash                            400,000            400           --            --         499,600           --             --

Net (loss) for the year                --             --             --            --            --             --       (2,900,151)
                                -----------    -----------    -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2004       27,339,207    $    27,339    $      --     $      --     $ 4,903,427    $      --      $(4,161,988)
                                ===========    ===========    ===========   ===========   ===========    ===========    ===========

                       See Notes to Financial Statements.

                       SPEAKING ROSES INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                                  2004            2003
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $(2,900,151)   $(1,388,375)
     Adjustments to reconcile net loss to net cash
         flows from operating activities:
         Depreciation and amortization                              72,112         24,606
         Gain on sale of assets                                        (53)          --
         Debt forgiveness                                          (14,463)          --
         Allowance for doubtful accounts                            37,398          8,253
         Impairment long-lived assets                               26,479           --
     (Increase) decrease in operating assets:
         Accounts receivable                                        75,673       (183,458)
         Inventories                                               (22,640)        (9,741)
         Prepaid expenses                                          (17,429)       (10,502)
         Deposits                                                   (1,500)        (4,785)
     Increase (decrease) in operating liabilities:
         Accounts payable, trade                                  (160,279)       344,032
         Deferred revenue                                         (127,214)       223,282
         Accrued expenses                                            7,145         62,601
                                                               -----------    -----------

             NET CASH FLOWS USED IN OPERATING ACTIVITIES        (3,024,922)      (934,087)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                         (192,919)       (89,518)
     Patents, trademarks and other intangibles                    (189,617)       (53,002)
                                                               -----------    -----------

             NET CASH FLOWS USED IN INVESTING ACTIVITIES          (382,536)      (142,520)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from related party loans                                --          507,876
     Repayment of cash overdraft                                      --          (12,107)
     Principal payments on loans                                      --          (14,995)
     Member capital contributions                                     --          472,802
     Proceeds from line of credit                                     --          150,000
     Principal payments of notes payable                        (1,112,248)          --
     Proceeds from sale of common stock                          5,001,055           --
                                                               -----------    -----------

             NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES     3,888,807      1,103,576
                                                               -----------    -----------

             TOTAL INCREASE  IN CASH  AND CASH EQUIVALENTS         481,349         26,969

             CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         41,723         14,754
                                                               -----------    -----------

             CASH AND CASH EQUIVALENTS, END OF PERIOD          $   523,072    $    41,723
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

         Acquisition - On February 6, 2004, the Company issued 20,551,264 shares to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities. These newly issued shares represented approximately 80% of its outstanding common shares. In connection with this transaction, the Company changed its domicile from the State of Nevada to the State of Utah. In addition, the then current officers and directors of the Company resigned and affiliates of SR were appointed as the Company's officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger. Therefore, the financial statements for the years ended December 31, 2004 and 2003, include the combined results of Millennium Electronics, Inc. (which had no active operations) and SR. The Company paid all legal and accounting expenses and other direct costs associated with the acquisition of approximately $71,000.

         Basis of presentation - The financial statements for the years ended December 31, 2004 and 2003 have been prepared on the accrual basis of accounting and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.

         In the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the years ended December 31, 2004 and 2003 have been included.

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

                       SPEAKING ROSES INTERNATIONAL, INC.

    ------------------------------------------------------

         Inventory valuation - Inventories consist primarily of packaging, inks and accessories and are stated at the lower of cost or market. Cost has been determined on the first-in, first-out basis. Market is based upon net realizable value.

         Patents and trademarks - Specific costs related to obtaining certain patents and trademarks of the Company have been capitalized and are being amortized over their legal life of 20 years from the date of filing.

         Property  and  equipment - Property and  equipment  are stated at cost.
         Major  additions  and  improvements   are   capitalized.   Repairs  and
         maintenance costs are expensed when incurred.

         Property under capital leases is amortized over the shorter of the terms of the respective leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method over the following estimated useful lives:

                    Assets                           Useful Lives
                    ------                           ------------

                 Printing equipment                    3 - 5 years
                 Machinery and equipment               3 - 5 years
                 Furniture and fixtures                3 - 5 years
                 Computer equipment                        5 years
                 Software                                  5 years


         When property and equipment are retired or otherwise disposed of, the book value is removed from the asset account and the accumulated depreciation and amortization is removed from the accounts, and the net gain or loss is included in the determination of net income or loss.

         Accounting for impairment of long-lived assets - The Company accounts for its property and equipment, goodwill and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We periodically review our property and equipment, goodwill and other long-lived assets for impairment in accordance with SFAS No.
         144. In determining whether an asset is impaired, the Company must make assumptions regarding recoverability of costs, estimated future cash flows from the net asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets. At the end of 2004, the Company determined that it had excess floral embossing equipment and the carrying value of this equipment exceeded the estimated future cash flows. This resulted in a pre-tax, non-cash impairment charge of $26,479.

         In assessing the recoverability of our intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, or if actual cash flows are below estimates, we may be required to record impairment charges for these assets. At December 31, 2004, the Company did not record any impairment charges for its intangible assets.

                       SPEAKING ROSES INTERNATIONAL, INC.

    ------------------------------------------------------

         Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $337,500 and $72,287 for the years ended December 31, 2004 and 2003, respectively.

         Research and development costs - Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs for the years ended December 31, 2004 and 2003 were $8,359 and $5,657, respectively, and are included in general and administrative expenses on the statement of operations.

         Income taxes - Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company provides a valuation allowance for deferred tax assets when it does not believe that it is more likely than not that the deferred tax assets will be realized. At December 31, 2004, the Company has recorded a full valuation allowance on its deferred income tax assets.

         Net loss per common share - The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method.

         We have calculated EPS in accordance with SFAS No. 128. The following table includes the basic and diluted EPS computations for the years ended December 31, 2004 and 2003.

                                 Year Ended December 31, 2004                      Year Ended December 31, 2003
                         ---------------------------------------------    --------------------------------------------

                                            Weighted                                         Weighted
                                             Average        Per Shares                        Average      Per Shares
                             Net Loss        Shares           Amount          Net Loss         Shares        Amount
                          ------------    ------------    -------------    ------------    ------------   -------------
Basic EPS                 $ (2,900,151)     23,631,079    $      (0.12)    $ (1,388,375)     21,668,291   $       (0.06)

Effect of stock options           --           300,000             --              --              --              --

Anti-dilutive stock
options                           --          (300,000)            --              --              --              --
                          ------------    ------------    -------------    ------------    ------------   -------------
     Diluted EPS          $ (2,900,151)     23,631,079    $      (0.12)    $ (1,388,375)     21,668,291   $       (0.06)
                          ============    ============    =============    ============    ============   =============

         Common stock equivalents for the years ended December 31, 2004 and 2003 were not included in the computation of diluted earnings per share because they were anti-dilutive.

                       SPEAKING ROSES INTERNATIONAL, INC.

     ------------------------------------------------------

         Revenue recognition - Revenue from direct product sales is recognized when the following four revenue criteria (as defined by the Securities and Exchange Commissions Staff Accounting Bulletin No. 101 ("SAB 101")) are met: (1) persuasive evidence of an arrangement exists; (2) products are shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company uses domestic floral wholesalers to emboss, fulfill and distribute their direct product sales. The wholesalers emboss and fulfill orders using the Company's proprietary technology and equipment. Under these fulfillment arrangements, the Company is the primary obligor, assumes inventory risk upon customer return, establishes price, provides embossing specifications and techniques and assumes credit risk. As a result and in accordance with Emerging Issues Task Force No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19). The Company recognizes revenue on a gross basis for direct product sales. Gross sales are reduced by returns, chargebacks and other discounts to obtain such sales.

         Revenue from licensing agreements with international wholesalers are recognized on a monthly basis over the life of the agreement beginning on the commencement date of the license agreement. Under the terms of these non-cancelable license agreements, fees are generally paid in advance for the exclusive rights to distribute imprinted floral products within a geographical region. Fees under these agreements are generally paid at inception and are recorded initially as deferred revenue and amortized as revenue on a monthly basis over the lives of the agreements. The terms of these non-cancelable license agreements are generally 2-4 years. Additionally, the Company also receives a royalty on sales of all imprinted flowers and monthly rental fees for use of the proprietary equipment. Royalties are recognized as earned in accordance with SAB 101 and EITF 99-19.

         Revenue from wholesale originated sales is recognized as royalty revenue when the revenue recognition criteria as defined in SAB 101 are met. Under these arrangements, the wholesalers initiate sales to their customers, are responsible for collections and have a risk of loss of inventory. For royalty revenue, the Company recognizes only the commission portion of the price its customers pay for the purchased products since the Company is acting as an agent in such transactions. Royalty revenues are reduced by the impact of returns, chargebacks and discounts to obtain such sales.

         We record provisions against revenue for sales returns and allowances on product and other sales in the same period as the related revenue is recorded. We also record a provision to operating expenses for bad debts resulting from the customers' inability to pay for the products or services received due to such factors as bankruptcy. These estimates are based on historical sales returns and bad debt expense, analysis of credit memo data, and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns or bad debts, revenue or net income will be overstated or understated.

         Accounting for stock based compensation - The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for stock Issued to Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted

                       SPEAKING ROSES INTERNATIONAL, INC.

    ------------------------------------------------------

         to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                                             Years ended December 31,
                                           2004                    2003
                                     ---------------         ---------------
Net Loss
              As reported            $    (2,900,151)        $    (1,388,375)
              Pro forma                   (3,066,342)             (1,388,375)

Loss per share
              As reported                      (0.12)        $         (0.06)
              Pro forma                        (0.13)                  (0.06)

         For the purpose of the above table, the fair value of each stock option grant is estimated as of the date of the grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants during fiscal 2004: a risk-free interest rate of approximately 4.25%; a dividend yield of 0%; a weighted-average expected life of 9.90 years; and a volatility factor of the expected market price of the Company's common stock of 1.34. The weighted average fair value of options granted during fiscal 2004 was $1.60.

         Receivables - The Company records an allowance for bad debts on accounts receivable based on the collection history of the specific account receivable. There was an allowance for bad debts at December 31, 2004 of $45,657. No one customer accounted for more than 10% of total revenue.

         Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with federally insured financial institutions. At December 31, 2004, the Company's cash in its banks exceeds the federally insured limits by $142,425.

         Recent Pronouncements - The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after June 15, 2005 (third quarter adoption for the Company). Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, the statement permitted entities the option of continuing to apply the guidance of Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock plans as the exercise price equals the stock price on the date of the grant. Under SFAS 123R, the Company will be required to measure compensation expense over the options' vesting period based on the stock options'

                       SPEAKING ROSES INTERNATIONAL, INC.

------------------------------------------------------

         fair value at the date the options are granted. SFAS 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has not determined which option-pricing model will be used in valuing such options. As allowed by SFAS 123R, the Company can also elect either the Modified Prospective Application
         (MPA) or the Modified Retrospective Application (MRA), to determine the presentation of expense. The MPA applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. The MRA can apply the Statement to either all prior years for which SFAS 123 was effective or only to prior interim periods in the year of adoption. The Company has chosen to apply the MPA method. Note 1 of the Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model.

         The Company is evaluating the requirements under SFAS 123R and expects the adoption will result in no additional compensation expense in our statements of operations. The pro forma impact of recognizing compensation expense for options issued is illustrated in Note 1 of the Financial Statements, Accounting for Stock-Based Compensation.

         In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA). The AJCA was signed into law in October 2004 and includes a tax deduction of up to 9 percent (when fully phased in) of the lesser of a) "qualified production activities income" as defined in the Act, or b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate deduction. The Company is expecting to start claiming this benefit in 2005. The Company expects the adoption of SFAS 109-1 will not have a material impact on the Company's financial position or results of operations.

         In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and companies must apply the standard prospectively. The Company expects the adoption of SFAS No. 151 will not have a material impact on the Company's financial position or results of operations.

(2) Going concern
    -------------

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred aggregate net operating losses of $4,161,988 and operating losses of $2,900,151 for the year ended December 31, 2004. At December 31, 2004 and February 28, 2005, the Company had cash available to fund operations of $523,072 and $135,315, respectively.

                       SPEAKING ROSES INTERNATIONAL, INC.

    -------------------------

         The above factors indicate that the Company will be unable to continue as a going concern unless the Company is able to generate sufficient cash flows to meet obligations on a timely basis, obtain additional capital financing or to achieve profitable operations.

         The Company is attempting to raise additional funds, however, no assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company's shareholders. Should the Company fail to obtain financing they will not be able to continue as a going concern.

         Management's plans in regards to continuing as a going concern include raising additional capital through the sale of common stock or potential debt offerings. Additional capital will help SR ultimately achieve profitable operations.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3) Property and equipment
    ----------------------
                                                           December 31
                                                         --------------
                                                              2004
                                                         --------------

                 Printing equipment                      $      71,670
                 Machinery and equipment                        99,722
                 Furniture and fixtures                         46,850
                 Computer equipment                             66,324
                 Software                                       30,343
                                                         --------------
                                                               314,909
                 Accumulated depreciation                      (57,843)
                                                         --------------

                          Net property and equipment     $     257,066
                                                         ==============



         The aggregate depreciation and amortization charged to operations was $61,594 and $21,568 for the years ended December 31, 2004 and 2003, respectively.

                       SPEAKING ROSES INTERNATIONAL, INC.

    ----------------------------------

         Included in property, plant and equipment are the following leased assets:
                                                        December 31,
                                                       ---------------
                                                            2004
                                                       ---------------
                Telephone equipment                             6,714
                Furniture & fixtures                            7,460
                Printing equipment                             84,195
                                                       --------------
                                                               98,369
                Accumulated depreciation                      (36,143)
                                                       --------------
                  Net property and equipment under
                     capital leases                    $       62,226
                                                       ==============

(4) Intangible assets
    -----------------

                                                         December 31,
                                                       ---------------
                                                            2004
                                                       ---------------
                Amortized intangibles
                Patents                                $      151,495
                Trademarks                                    129,513
                                                       ---------------
                  Total                                       281,008

                  Accumulated depreciation                     13,971
                                                       --------------

                  Total intangible assets              $      267,037
                                                       ==============

         Amortization expense was $10,518 and $3,453 for the years ended December 31, 2004 and 2003, respectively.

(5) Accounts payable, trade
    -----------------------

         During the period ended December 31, 2004, the Company's accounts payable balance included two balances owed to vendors that exceeded 5% of total current liabilities. The amounts, $28,980 and $79,454 were payable to the Company's public relations firm and patent attorney, respectively.

(6) Deferred revenue
    ----------------

         The Company has entered into non-cancelable licensing agreements with international wholesalers with terms of 2 - 4 years. Under these contracts the wholesalers acquire exclusive rights to distribute imprinted floral products within a geographic region. License fees under these agreements are paid to the Company at inception and recognized over the life of the contract. At December 31, 2004, the Company has unamortized deferred revenue of $96,173. During the year ended December 31, 2004 the Company recognized $137,213 of the deferred revenue.

                       SPEAKING ROSES INTERNATIONAL, INC.

(7) Capital leases
    --------------

         The Company has capitalized lease obligations of $47,304 at December 31, 2004. The current portion of the capitalized lease obligations is $32,702.

         Future minimum lease payments under capital leases together with the present value of the net minimum lease payments are as follows:

         Years ending December 31,
         -------------------------

                2005                                   $    35,869
                2006                                         4,620
                2007                                         4,620
                2008                                         4,620
                2009                                         3,595
                                                        -----------
         Total minimum lease payments                       53,324

         Lease amount representing interest                  6,020
                                                        ----------
         Present value of net minimum lease payments    $   47,304
                                                        ==========

 (8) Stockholders' equity
     --------------------

         The Company was originally formed as a Delaware corporation in November 1991 for the purpose of acquiring or merging with an operating company. In 1997 we merged with a Nevada company that sold personal computer systems and semiconductor memory products, but we terminated those operations in 1999. From that date and through February 6, 2004, we did not engage in any active business operations or have any revenues, and our sole business consisted of identifying a prospective business with which to merge or to acquire.

         In February 2004, we acquired the business and assets of Speaking Roses, LLC, an Idaho limited liability company that held, and licensed to third parties, proprietary technology for embossing flowers and floral products. The acquisition of Speaking Roses' assets was a part of a series of transactions that included

         o    a change in the corporate domicile from Nevada to Utah;
         o a 16.859-for-1 reverse-split of the outstanding common shares (the "February 2004 reverse split");
         o    an increase in authorized capital;
         o the conversion of the outstanding preferred shares into common shares; and
         o the change of the name from "Millennium Electronics, Inc." to "Speaking Roses International, Inc."

         In February 2004, the Company approved a 16.859 for one reverse split which decreased the common stock from 18,832,381 (including preferred Series B and C and accrued dividends) shares issued and outstanding to 1,117,027 shares issued and outstanding. The par value remained unchanged at $0.001 per share with 25,000,000 shares of common stock authorized.

         In  February  2004,  the  Company's   board  approved  an  increase  in
         authorized shares from 25,000,000 to 70,000,000.

                       SPEAKING ROSES INTERNATIONAL, INC.

         As discussed in Note 1, we issued 20,551,264 common shares in exchange for SR's operating assets and liabilities. Also, we issued 1,237,500 additional common shares to certain investors in the initial closing of a private placement. The private placement and the acquisition of Speaking Roses' business and assets were each conditioned on the other transaction taking place, as well as the closing of the preliminary transactions described above. The common shares we issued to Speaking Roses in the acquisition of its assets and to the investors in the initial closing of the private placement represented, in the aggregate, approximately 95% of our issued and outstanding shares. In connection with these transactions, Speaking Roses' former management (and certain of its indirect owners) became our officers and directors.

         The Company also issued 359,634 common shares to the private placement agent in exchange for its services related to the private placement.

         In March 2004, the Company's management determined that the pro forma financial statements included as part of the private placement memorandum contained certain errors. The Company elected to conduct a rescission offer allowing the private placement investors to rescind their stock purchase. The rescission offer was completed on June 30, 2004. A total of five investors (who acquired a total of 88,968 in common shares in the Private Placement) elected to rescind their investments. The Company refunded the amount of $92,000, including interest, to those investors that elected to rescind.

         In January 2004, the Company entered into a master services agreement for all of Asia, except Japan, and received $500,000. In exchange for the $500,000, the Company issued 500,000 shares of its common stock.

         The Company issued 500,000 of its $.01 par value common shares on October 12, 2004 at the price of $1.00 per share.

         The Company issued 400,000 common shares on December 29, 2004 at the price of $1.25 per share.

(9) Stock option plan
    -----------------

         During the fiscal year ended December 31, 2004, the Company's Board of Directors adopted the "2004 Speaking Roses Equity Incentive Plan." The stock option plan provides that stock options will be granted at an exercise price equal to or greater than the fair market value, vest over four years and have an exercise period of ten years. The Company has set aside 5,000,000 shares of its common stock to administer the plan and make available to employees, directors and non-employee consultants.

         On November 22, 2004, 300,000 stock options under the "2004 Speaking Roses Equity Incentive Plan" were granted and vested to members of the Company's Board of Directors. The stock options were granted at an exercise price equal to the fair market value on the date of the grant. The Company's quoted stock price on November 22, 2004 was $1.60 per share.

                       SPEAKING ROSES INTERNATIONAL, INC.

         The following table summarizes the stock option activity under the Company's 2004 plan for the years ended December 31, 2004 and 2003.

                                                                    Exercise
                                               Options                Price
                                           ---------------        -------------

         Outstanding, December 31, 2002          --               $     --

            Granted                              --                     --
            Exercised                            --                     --
            Canceled                             --                     --

         Outstanding, December 31, 2003          --                     --

            Granted                           300,000                  1.60
            Exercised                            --                     --
            Canceled                             --                     --
                                           ---------------        -------------
         Outstanding, December 31, 2004       300,000             $    1.60
                                           ===============        =============


(10) Operating leases
     ----------------

         The Company leases its office facility under a one year operating lease. In November 2004, the Company renewed its one year operating lease agreement commencing January 2005 to December 2005. Rent expense for the years ended December 31, 2004 and 2003 was $56,891 and $70,553, respectively.

         During the period ended June 30, 2004, the Company entered into a two year lease for its production facility. Rent expense for the production facility for the year ended December 31, 2004 was $4,900.

         The Company leases an additional office facility for its customer service and design groups. The lease is a six month lease with the option to renew. Rent expense for this facility for the year ended December 31, 2004 was $1,113.

(11) Lessor leases
     -------------

         In 2003, the Company began leasing its proprietary floral imprinting equipment to floral shops and distributors under two year licensing agreements. The future minimum lease payments to be received from these non-cancelable licensing agreements are expected to be $45,763 in 2005. Rental property under licensing and equipment lease agreements consists of the following:

                                                                 December 31,
                                                                -------------
                                                                     2004
                                                                -------------
         Cost
            Printing equipment                                  $      18,839
            Less accumulated depreciation                             (8,706)
                                                                -------------
                Net leased printing equipment                   $      10,133
                                                                =============

                       SPEAKING ROSES INTERNATIONAL, INC.

(12) Income Taxes
     ------------

         The Company has net operating loss carryforwards and other timing differences which give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and other timing differences will ever be realized, a valuation allowance has been provided equal to the amount of the net deferred tax assets. Income tax expense for the years ended December 31, 2004 and 2003 represent minimum state income taxes actually paid during those periods.

         The components of the net deferred income tax asset as of December 31, 2004 are as follows:


         Net operating loss carryforward                      $    72,337
         Allowance for bad debts                                   45,657
         Book/tax diffferences depreciation
           and amortization                                      (109,267)
         Impairment of long-lived assets                           26,479
         Reserves and accruals                                     20,978
         Deferred revenue                                          96,173
                                                              -----------

              Total deferred income tax assets                    152,337

         Valuation allowance                                     (152,337)
                                                              -----------
              Net deferred income tax asset                   $      --
                                                              ===========

(13) Related party transactions
     --------------------------

         For the years ended December 31, 2004 and 2003, the Company paid management and consulting fees of $30,235 and $69,619, respectively, to companies controlled by affiliates of certain principal shareholders of the Company.

(14) Cash flow disclosures
     ---------------------
         Cash consists of cash on hand and demand deposits with financial institutions. Amounts paid for interest for the years ended December 31, 2004 and 2003 were $19,868 and $43,192, respectively.

         During the fiscal year ended December 31, 2004, the Company acquired equipment in exchange for two long-term capital leases in the aggregate amount of $23,368. The equipment was acquired in two separate transactions. The first lease, dated June 14, 2004, is for $10,618 and the second lease, dated November 30, 2004, is for $12,750.

                       SPEAKING ROSES INTERNATIONAL, INC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors with respect to accounting and financial disclosure. On February 27, 2004, we filed a current report on Form 8-K with the Securities and Exchange Commission regarding a change of our independent auditors from Singer Lewak Greenbaum & Goldstein, LLP to Mayer Hoffman McCann P.C.

ITEM 8A. CONTROLS AND PROCEDURES

In accordance with the rules promulgated under the 34 Act, our management has evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 34
Act) as of the end of the year ended December 31, 2004. Based upon their evaluation of these disclosure controls, our president and chief executive officer and our chief financial officer concluded that the disclosure controls and procedures that were in place were effective to insure that they were made aware of the material information relating to our operation during the period.

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cause. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and incidences of fraud, if any, within a company have been detected. These inherent limitations reflect the fact that judgments and decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.
Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes and conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, errors due to fraud may occur and still not be detected.

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

       Exhibit      Description
       -------      -----------
         2.1        Agreement and Plan of Merger between Millennium Electronics,
                    Inc. and Speaking Roses International, Inc. (1)

         3.1         Articles of Incorporation of Speaking Roses International,
                     Inc. (1)

         3.2         Bylaws of Speaking Roses International, Inc. (1)


        10.1 Contribution Agreement between Speaking Roses, LLC and Millennium Electronics, Inc. (2)

        10.2 Equipment Lease and License Agreement between Speaking Roses International, Inc. and Dole Fresh Flowers, Inc. (3)

        14.1         Codes of Ethics

        31.1         Certifications required by Rule 13a-15(e) and 15d-15(e).

        32.1         Section 1350 Certifications

(1) Incorporated by reference from our information statement on Schedule 14C dated December 23, 2003. (2) Incorporated by reference from our current report on Form 8-K dated February 5, 2004. (3) Incorporated by reference from our quarterly report on Form 10-QSB dated November 15, 2004.


(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended December 31, 2004:

             Report Filing Date                         Item Reported
             ------------------                         -------------

(a)          Current Report on Form 8-K filed           Press release relating to Dole Fresh Flowers, Inc.
             November 10, 2004

(b)          Current Report on Form 8-K filed           Press release related to appointment of Chief Operating
             November 30, 2004                          Officer

(c)          Current Report on Form 8-K filed           Press release relating to Forbes magazine article
             December 27, 2004

                       SPEAKING ROSES INTERNATIONAL, INC.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees and costs paid to our accountants, Mayer Hoffman McCann, PC during the last two fiscal years for professional services rendered to us:

                                  Years Ended December 31
                                  -----------------------
                                    2004          2003
                                  -------        --------
Audit Fees                        $66,883        $33,500
Audit-Related Fees
Tax Fees                            2,500            500

Total                             $69,383        $34,000

During the period covered by this report, our entire board of directors acted in that capacity of our audit committee. Our board of directors has historically reviewed and pre-approved all audit and non-audit services performed by our independent public accountants, including the fees for those services. They generally provide pre-approval for up to one year of service, based on a detailed service and category description and subject to a pre-approved hourly rate. Our board of directors has also approved, from time to time, particular services on a case-by-case basis.

Our independent auditors have not provided any non-audit services to us during the past two fiscal years. In its review of all non-audit services and service fees, our board of directors considered, among other things, the possible effects of those services on our auditors independence.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  SPEAKING ROSES INTERNATIONAL, Inc.

                  By:      /s/ Blaine Harris
                           -------------------------------------
                           Blaine Harris
                           President
                             Chief Executive Officer


                  Date     March 31, 2005


                  By:      /s/ Daniel Mumford
                           -------------------------------------
                           Daniel Mumford
                             Chief Financial Officer

                  Date:    April 4, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           /s/ Blaine Harris                        /s/ Rene Rodriguez
           ------------------------                 ------------------------
           Blaine Harris                            Rene Rodriguez
           Director                                 Director

           April 4, 2005                            April 4, 2005

           /s/ Roland N. Walker                     /s/ Robert E. Warfield
           ------------------------                 ------------------------
           Roland N. Walker                         Robert E. Warfield
           Director                                 Director

           April 4, 2005                            April 4, 2005

           /s/ Terrell A. Lassetter
           ------------------------
           Terrell A. Lassetter
           Director

           April 4, 2005