Form 10QSB
period 2005-03-31
SPEAKING ROSES INTERNATIONAL INC
filed 2005-05-23
CIK 884321

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB
     (Mark One)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the three month period ended March 31, 2005

                                 OR
     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number  000-22515

                  Speaking Roses International, Inc.
       (Exact name of registrant as specified in its charter)

            Utah                                       20-0612376
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

                 545 West 500 South                     84010
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

As of May 17, 2005, there were 27,695,607 common shares of the registrant outstanding.

PART I. FINANCIAL INFORMATION.


Item 1.  Financial Statements

The accompanying unaudited condensed financial statements of Speaking Roses International, Inc. ("SRII" or the "Company") as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements for the three months ended March 31, 2004 are combined results of Millennium Electronics, Inc. (which had no active operations during that period) and Speaking Roses, LLC. The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the notes hereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004, which are incorporated herein by this reference.

In management's discussion of operations and financial condition below, we have compared the operating results and financial condition of SRII for the three months ended March 31, 2005 and of SRII and Speaking Roses LLC for the three months ended March 31, 2004. We believe these comparisons may not be meaningful and caution should be exercised by readers in utilizing these comparisons.

All adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the three months ended March 31, 2005 have been included. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

                SPEAKING ROSES INTERNATIONAL, INC.

                          BALANCE SHEET
                                                             March 31,
                                                                2005
                                                            ----------
                                                            (Unaudited)
                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $   640,151
  Accounts receivable, less allowance for losses
  of $37,656                                                    121,162
  Inventories                                                    29,733
  Prepaid Expenses                                               13,669
                                                            -----------
    TOTAL CURRENT ASSETS                                        804,715
                                                            -----------
PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation of $75,746                           258,952
                                                            -----------
OTHER ASSETS
  Deposits                                                        6,285
  Patents and trademarks, net of accumulated
  amortization of $17,754                                       294,782
                                                            -----------
    TOTAL OTHER ASSETS                                          301,067
                                                            -----------
    TOTAL ASSETS                                            $ 1,364,734
                                                            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                                   $   417,964
  Accrued expenses                                              224,159
  Deferred revenue                                               87,798
  Shareholder loans                                             501,129
  Current portion of capital lease obligations                   23,094
                                                            -----------
    TOTAL CURRENT LIABILITIES                                 1,254,144
                                                            -----------
CAPITAL LEASE OBLIGATIONS, less current portion above            13,788
                                                            -----------
Preferred Stock, par value $.001, authorized 30,000,000
  shares and 0 shares issued and outstanding                          -
Common Stock, par value $.001, authorized 70,000,000
  shares and 27,695,607 shares issued and outstanding            27,696
Additional paid-in capital                                    5,143,641
Accumulated deficit                                          (5,074,535)
                                                            -----------
                                                                 96,802
                                                            -----------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $ 1,364,734
                                                            ===========
                    See Notes to Financial Statements.

                SPEAKING ROSES INTERNATIONAL, INC.

                     STATEMENTS OF OPERATIONS

                                                        Three months ended
                                                             March 31,
                                                         2005         2004
                                                    -----------    ----------
                                                     (Unaudited)   (Unaudited)
SALES
  Product sales                                     $   385,449   $   659,392
  License fees and other revenue                         43,814        50,516
  Royalties                                              10,500        17,637
                                                    -----------   -----------
                                                        439,763       727,545

COST OF GOODS SOLD                                      325,513       543,259
                                                    -----------   -----------
    GROSS PROFIT                                        114,250       184,286

OPERATING EXPENSES
  Sales and marketing expenses                          583,716       373,391
  General and administrative expenses                   439,599       572,261
                                                    -----------   -----------
                                                      1,023,315       945,652

    OPERATING LOSS                                     (909,065)     (761,366)
                                                    -----------   -----------
OTHER INCOME (EXPENSE)
  Other Income                                                -           262
  Interest income                                           163           826
  Interest expense                                       (2,847)      (12,023)
                                                    -----------   -----------

    TOTAL OTHER INCOME (EXPENSE)                         (2,684)      (10,935)
                                                    -----------   -----------

    LOSS BEFORE PROVISION FOR INCOME TAXES             (911,749)     (772,301)
                                                    -----------   -----------

    Income taxes                                           (800)         (100)
                                                    -----------   -----------

    NET LOSS                                        $  (912,549)  $  (772,401)
                                                    ===========   ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED        $     (0.03)  $     (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
     Basic                                           27,362,967    22,949,247
     Diluted                                         27,362,967    22,949,247

                        See Notes to Financial Statements.

                SPEAKING ROSES INTERNATIONAL, INC.

                     STATEMENTS OF CASH FLOWS

                                                       Three months ended
                                                            March 31,
                                                       2005           2004
                                                   -----------    ----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(912,549)   $  (772,401)
  Adjustments to reconcile net loss to net cash
    flows from operating activities:
    Depreciation and amortization                      21,685         12,940
  (Increase) decrease in operating assets:
    Accounts receivable                               (58,377)         2,501
    Inventories                                         2,648        (21,147)
    Prepaid expenses                                   14,262         10,000
  Increase (decrease) in operating liabilities:
    Accounts payable, trade                           210,401        (18,725)
    Accrued expenses                                  163,985        600,841
    Accrued interest                                    1,129              -
    Deferred revenue                                   (8,375)       (30,313)
                                                    ---------     ----------
       NET CASH FLOWS USED IN OPERATING ACTIVITIES   (565,191)      (216,304)
                                                    ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment                (19,787)       (50,321)
  Patents, trademarks and other intangibles           (31,528)       (73,784)
                                                    ---------     ----------
       NET CASH FLOWS USED IN INVESTING ACTIVITIES    (51,315)      (124,105)
                                                    ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loans                     500,000              -
  Principal payments on notes payable                  (6,986)    (1,111,987)
  Proceeds from sale of common stock                  240,571      3,640,369
                                                    ---------     ----------
       NET CASH FLOWS PROVIDED BY FINANCING
       ACTIVITIES                                     733,585      2,528,382
                                                    ---------     ----------
       TOTAL INCREASE IN CASH AND
         CASH EQUIVALENTS,                            117,079      2,187,973

       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 523,072         41,723
                                                    ---------     ----------
       CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 640,151     $2,229,696
                                                    =========     ==========


                         See Notes to Financial Statements.

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2005

(1)  Summary of significant accounting policies

     Nature of operations - Speaking Roses International, Inc. (the "Company" or "SRII") owns proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks, and pictures. The Company has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, the Company sells embossed flowers and bouquets containing embossed flowers directly to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by licensed wholesale flower providers. The Company intends to license the technology and the equipment used for the embossing process and to outsource fulfillment to third parties as its primary business operation. As a result, the Company will only operate in that market segment for the foreseeable future. The Company also licenses the technology and equipment to exclusive licensees in the international markets.

     Acquisition - On February 6, 2004, Millennium Electronics, Inc. (the "Company") issued 20,551,264 shares to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities. These newly issued shares represented approximately 80% of the Company's then outstanding common shares. In connection with this transaction, the Company changed its domicile from the State of Nevada to the State of Utah. In addition, the then current officers and directors of the Company resigned and affiliates of SR were appointed as the Company's officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger. Therefore, the financial statements for the years ended December 31, 2004 and 2003, included in the Company's Form 10-KSB included the combined results of Millennium Electronics, Inc. (which had no active operations) and SR. The Company paid all legal and accounting expenses and other direct costs associated with the acquisition of approximately $71,000.

     Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our annual report on Form 10-KSB. These condensed financial statements include all normal recurring adjustments that we believe are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

     Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2005

(1)    Summary of significant accounting policies (Continued)

     Inventory valuation - Inventories consist primarily of packaging, inks and accessories and are stated at the lower of cost or market. Cost has been determined on the first-in, first-out basis. Market is based upon realizable value.

     Patents and trademarks - Specific costs related to obtaining certain patents and trademarks of the Company have been capitalized. Patents and trademarks are amortized over their legal life of 20 years from the date of filing.

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

     Accounting for impairment of long-lived assets - The Company accounts for its property and equipment, and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company periodically reviews our property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144. In determining whether an asset is impaired, the Company must make assumptions regarding recoverability of costs, estimated future cash flows from the net asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets. At the end of 2004, the Company determined that it had excess floral embossing equipment and the carrying value of this equipment exceeded the estimated future cash flows. The Company did not record any impairment charge for the three months ended March 31, 2005 and 2004.

     In assessing the recoverability of our intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, or if actual cash flows are below estimates, we may be required to record impairment charges for these assets. At March 31, 2005, the Company did not record any impairment charges for its intangible assets.

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2005

(1)    Summary of significant accounting policies (Continued)

  Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $19,255 and $286,587 for the three months ended March 31, 2005 and 2004, respectively.

  Research and development costs - Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs for the three months ended March 31, 2005 and 2004 were $5,250 and $6,344, respectively, and are included in general and administrative expenses on the condensed statements of operations.

  Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company provides a valuation allowance for deferred tax assets when it does not believe that it is more likely than not that the deferred tax assets will be realized. At March 31, 2005, the Company has recorded a full valuation allowance on its deferred income tax assets.

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

  We have calculated EPS in accordance with SFAS No. 128. The following table includes the basic and diluted EPS computations for the three months ended March 31, 2005 and 2004.

                    Period Ended March 31, 2005   Period Ended March 31, 2004
                  ------------------------------ -----------------------------
                              Weighted     Per              Weighted    Per
                              Average    Shares             Average    Shares
                   Net Loss    Shares    Amount   Net Loss   Shares    Amount
                  ---------  ---------- -------- --------- ----------- -------
Basis EPS         $(912,549) 27,362,967 $ (0.03) $(772,401) 22,949,247 $(0.03)

Effect of stock
options                         300,000

Anti-dilutive
stock options                  (300,000)
                  ---------  ---------- -------  ---------  ---------- ------
Diluted EPS       $(912,549) 27,362,967 $ (0.03) $(772,401) 22,949,247 $(0.03)
                  =========  ========== =======  =========  ========== ======

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2005

(1)    Summary of significant accounting policies (Continued)

Common stock equivalents for the three months ended March 31, 2005 and 2004 were not included in the computation of diluted earnings per share because they were anti-dilutive.

Revenue recognition - Revenue from direct product sales is recognized when the following four revenue criteria (as defined by the Securities and Exchange Commissions Staff Accounting Bulletin No. 101 ("SAB 101")) are met: (1) persuasive evidence of an arrangement exists; (2) products are shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company uses domestic floral wholesalers to emboss, fulfill and distribute their direct product sales. The wholesalers emboss and fulfill orders using the Company's proprietary technology and equipment. Under these fulfillment arrangements, the Company is the primary obligor, assumes inventory risk upon customer return, establishes price, provides embossing specifications and techniques and assumes credit risk. In accordance with Emerging Issues Task Force No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), the Company recognizes revenue on a gross basis for
direct product sales.   Gross sales are reduced by returns, chargebacks and
other discounts to obtain such sales.

Revenue from licensing agreements with international wholesalers is recognized on a monthly basis over the life of the agreement beginning on the
commencement date of the license agreement.   Under the terms of these
non-cancelable license agreements, fees are generally paid in advance for the exclusive rights to distribute imprinted floral products within a geographical region. Fees under these agreements are generally paid at inception and are recorded initially as deferred revenue and amortized as revenue on a monthly basis over the lives of the agreements. The terms of these non-cancelable license agreements are generally 2-4 years. Additionally, the Company also receives a royalty on sales of all imprinted flowers and monthly rental fees for use of the proprietary equipment. Royalties are recognized as earned in accordance with SAB 101 and EITF 99-19.

Revenue from wholesale originated sales is recognized as commission revenue when the revenue recognition criteria as defined in SAB 101 are met. Under these arrangements, the wholesalers initiate sales to their customers, are responsible for collections and have a risk of loss of inventory. For commission revenue, the Company recognizes only the commission portion of the price its customers pay for the purchased products since the Company is acting as an agent in such transactions. Commission revenues are reduced by the impact of returns, chargebacks and discounts to obtain such sales.

The Company record provisions against revenue for sales returns and allowances on product and other sales in the same period as the related revenue is recorded. The Company also records a provision to operating expenses for bad debts resulting from the customers' inability to pay for the products or services received due to such factors as bankruptcy. These estimates are based on historical sales returns and bad debt expenses, analysis of credit memo data, and other known factors. If the historical data the Company uses to calculate these estimates do not properly reflect future returns or bad debts, revenue or net income will be overstated or understated.

Accounting for stock based compensation - The Company adopted the disclosure requirements of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for stock Issued to

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2005

(1)    Summary of significant accounting policies (Continued)

Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                                       Period ended March 31,
                                        2005          2004
                                     ---------      ---------
       Net Loss
            As reported              $(912,549)     $(772,401)
            Pro forma                 (912,549)      (772,401)

       Loss per share
            As reported                  (0.03)         (0.03)
            Pro forma                    (0.03)         (0.03)

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

  Receivables - The Company records an allowance for bad debts on accounts receivable based on the collection history of the specific account receivable. There was an allowance for bad debts at March 31, 2005 of $37,656.

  Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with federally insured financial institutions. At March 31, 2005, the Company's cash in banks exceeded the federally insured limits by $306,960.

  Recent Pronouncements - The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after December 15, 2005. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, the statement permitted entities the option of continuing to apply the guidance of Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
  Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock plans as

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2005

(1)    Summary of significant accounting policies (Continued)

  the exercise price equals the stock price on the date of the grant. Under SFAS 123R, the Company will be required to measure compensation expense over the options' vesting period based on the stock options' fair value at the date the options are granted. SFAS 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.
  The Company has not determined which option-pricing model will be used in valuing such options. As allowed by SFAS 123R, the Company can also elect either the Modified Prospective Application (MPA) or the Modified Retrospective Application (MRA), to determine the presentation of expense. The MPA applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. The MRA can apply the Statement to either all prior years for which SFAS 123 was effective or only to prior interim periods in the year of adoption. The Company has chosen to apply the MPA method. Note 1 of the Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model.

  The Company is evaluating the requirements under SFAS 123R and expects the adoption will result in no additional compensation expense in our statements of operations. The pro forma impact of recognizing compensation expense for options issued are illustrated in Note 1 of the Financial Statements, Accounting for Stock-Based Compensation.

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

  On April 15, 2005 the Securities and Exchange Commission issued Release No. 33-8568, Amendment to Rule 4-01 (a) of Regulation S-X Regarding the Compliance Date For Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based payment. The amended Rule permits calendar year registrants subject to oversight by the SEC to implement SFAS No. 123R by the beginning of their next fiscal year. The Company will implement SFAS No. 123R at the beginning of its next fiscal year (January 1, 2006).

(2)    Going concern

  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred aggregate net operating losses of $5,074,535 and operating losses of $912,549 and $772,401 for the three months

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2005

(2)    Going concern (Continued)

  ended March 31, 2005 and 2004, respectively. At March 31, 2005 and April 30, 2005, the Company had cash available to fund operations of $640,151 and $258,882, respectively.

  The above factors indicate that the Company will be unable to continue as a going concern unless the Company is able to generate sufficient cash flows to meet obligations on a timely basis, obtain additional capital financing or to obtain profitable operations.

  The Company is attempting to raise additional funds, however, no assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution of the Company's shareholders. Should the Company fail to obtain financing they will not be able to continue as a going concern.

  Management's plans in regards to a going concern include raising additional capital through the sale of common stock or potential debt offerings. During the three months ended March 31, 2005 the Company issued 356,400 shares of its common stock and received net proceeds of $240,570.

  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3)    Property and equipment

                                                       March 31,
                                                      ---------
                                                         2005
                                                      ---------
       Printing equipment                             $  75,339
       Machinery and equipment                           99,721
       Furniture and fixtures                            56,053
       Computer equipment                                72,643
       Software                                          30,942
                                                      ---------
                                                        334,698
       Accumulated depreciation and amortization        (75,746)
                                                      ---------
          Net property and equipment                  $ 258,952
                                                      =========

  Included in property, plant and equipment are the following related to capital leases:

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2005

(3)  Property and equipment (Continued)

                                                     March 31,
                                                     --------
                                                       2005
                                                     --------
        Telephone equipment                          $  6,714
        Furniture & Fixtures                            7,460
        Printing equipment                             31,612
                                                     --------
                                                       45,786
        Accumulated amortization                      (10,040)
                                                     --------
           Net property and equipment under
           capital leases                            $ 35,746
                                                     ========

The aggregate depreciation and amortization charged to operations was $17,903 and $11,635 for the three months ended March 31, 2005 and 2004, respectively.

(4)  Intangible assets

Amortization expense was $3,782 and $1,305 for the three months ended March 31, 2005 and 2004, respectively.

                                                     March 31,
                                                    ---------
                                                       2005
                                                    ---------
       Amortized intangibles
          Patents                                   $ 168,492
          Trademarks                                  144,044
                                                    ---------
             Total                                  $ 312,536

             Accumulated amortization               $  17,754
                                                    ---------
             Total intangible assets                $ 294,782
                                                    =========


(5)    Accounts payable, trade

  During the three months ended March 31, 2005, the Company's accounts payable balance included two balances owed to vendors that exceeded 5% of total current liabilities. The amounts, $83,160 and $104,998 were payable to the Company's advertising consultant firm and patent attorney, respectively.

(6)    Deferred revenue

  The Company has entered into non-cancelable licensing agreements with international wholesalers with terms of 2 to 4 years. Under these contracts the wholesalers acquire exclusive rights to distribute imprinted floral products within a geographic region. License fees under these agreements are paid to the Company at inception and are recognized over the life of the contract. At March 31, 2005, the Company has unamortized deferred revenue of $87,798. During the period ended March 31, 2005 the Company recognized $28,375 of the deferred revenue.

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2005

(7)    Capital leases

  The Company has capitalized lease obligations for $36,882 at March 31, 2005. The current portion of the capitalized lease obligations is $23,094. Future minimum lease payments under capital leases together with the present value of the net minimum lease payments and the estimated maturities for other long-term obligations are as follows:

    Years Ending December 31,
    -------------------------
           2005                                     $25,435
           2006                                       4,620
           2007                                       4,620
           2008                                       4,620
           2009                                       3,033
                                                    -------
    Total minimum lease payments                     42,328

    Less amount representing interest                 5,446
                                                    -------
    Present value of net minimum lease payments     $36,882
                                                    =======

(8)    Shareholder Loans

  During the three months ended March 31, 2005 two shareholders each loaned $250,000 to the Company. The loans are 90 day short term loans with interest accruing at the rate of 12% per annum. The short term promissory notes are secured by the Company's Common Stock.

(9)    Stockholders' Equity

  During the three months ended March 31, 2005, the Company issued 356,400 shares of its $.001 par value common stock ("Common Stock") to four unrelated accredited investors. The total proceeds were $267,300 less offering expenses of $26,730.

(10)   Stock option plan

  During the fiscal year ended December 31, 2004, the Company's Board of Directors adopted the "2004 Speaking Roses Equity Incentive Plan." The stock option plan provides that options will be granted at an exercise price equal to or greater than the fair market value, vest over four years and have an exercise period of ten years. The Company has set aside 5,000,000 shares of its common stock to administer the plan and make available to employees, directors and non-employee consultants.

  On November 22, 2004, 300,000 options under the "2004 Speaking Roses Equity Incentive Plan" were granted and vested to members of the Company's Board of Directors. The stock options were granted at an exercise price equal to the fair market value on the date of the grant. The Company's quoted stock price on November 22, 2004 was $1.60 per share. No options were granted during the three months ended March 31, 2005.

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2005


(10)   Stock option plan (Continued)
                                                           Exercise
                                             Options         Price
                                             -------       --------
Outstanding, December 31, 2003                     -       $      -

     Granted                                 300,000           1.60
     Exercised                                     -              -
     Canceled                                      -              -

Outstanding, December 31, 2004               300,000           1.60

     Granted                                       -              -
     Exercised                                     -              -
     Canceled                                      -              -
                                             -------       --------
Outstanding, March 31, 2005                  300,000       $   1.60
                                             =======       ========

(11)    Operating leases

  The Company leases multiple facilities for its general, selling and production activities. Rent expense for the three months ended March 31, 2005 and 2004 was $18,655 and $14,841, respectively.

(12)   Income Taxes

  The Company has net operating loss carryforwards and other timing differences which give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and other timing differences will ever be realized, a valuation allowance has been provided equal to the amount of the net deferred tax assets. Income tax expense for the periods ended March 31, 2005 and 2004 represent minimum state income taxes actually paid during those periods.

(13)    Related party transactions

  For the three months ended March 31, 2005 and 2004, the Company paid management and consulting fees of $0 and $18,967, respectively, to companies controlled by affiliates of certain principal shareholders of the Company.

(14)   Cash flow disclosures

  Cash consists of cash on hand and demand deposits with financial institutions. Amounts paid for interest for the three months ended March 31, 2005 and 2004 were $2,847 and $12,023, respectively. Amounts paid for income taxes for the three months ended March 31, 2005 and 2004 were $800 and $100, respectively.

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2005

(15)   Subsequent events

  Subsequent to the three months ended March 31, 2005, a shareholder loaned the Company $250,000. The loan is a short term 90 day loan with interest payable at 8%.

Item 2.  Management's Discussion and Analysis or Plan

This Management's Discussion and Analysis or Plan ("MD&A") should be read in conjunction with our interim financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on April 7, 2005. The following discussion contains forward-looking statements and should also be read in conjunction with "Forward Looking Statements" below. All amounts presented in the MD&A are rounded to the nearest thousand.

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

On February 6, 2004, Millennnium Electronics, Inc. (the "Company) issued 20,551,264 shares to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities. These newly issued shares represented approximately 80% of the Company's outstanding common shares. In connection with this transaction, the Company changed its domicile from the State of Nevada to the State of Utah. In addition, the then current officers and directors of the Company resigned and affiliates of SR were appointed as the Company's officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger. The Company paid all legal and accounting expenses and other direct costs associated with the acquisition of approximately $71,000.

Set forth below are comparisons of financial statement information for the three month periods ended March 31, 2005 and March 31, 2004. The unaudited financial statements for the three months ended March 31, 2004 are combined results of Millennium Electronics, Inc. (which had no active operations) and SR.

We believe the comparison of financial statement information for the three months ended March 31, 2005 with financial statement information for the same period during the previous year may not provide meaningful information regarding our financial position or the results of operations. Persons who review the following information should carefully consider the following:

  * Under applicable accounting regulations, our operations are treated as continuations of the operations of SR, rather than Millennium Electronics, Inc.

  * SR was a non-corporate entity for tax purposes and the tax benefits and burdens of its operations were generally attributed to its members. As a result, SR may have treated certain aspects of its operations in a manner differently than it would have treated those aspects if had been a taxable corporate entity. We have made no adjustments in the comparative information provided below with respect to SR's operations to account for any such potential differences, nor have we highlighted those areas where the results of SR's financial operations may have been different it if had been operated in a taxable corporate form.

Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

Results of Operations

Sales

Sales for the three months ended March 31, 2005 were $440,000 compared to sales of $728,000 for the same period in the prior year. Our net loss before income taxes for the first three months of 2005 was $912,000, or ($.03) per share compared to $772,000, or ($.03) per share for the same period in 2004 due to the decrease in net revenue and increase in selling and marketing expenses.

We acquired SR's business and assets on February 6, 2004 and the above reported sales and net loss for the first three months of 2004 were almost entirely those of SR's operations (other than $13,000 of Millennium Electronics, Inc.'s expenses prior to the acquisition).

Product (flower) revenues were $385,000 for the first quarter of 2005 compared to $659,000 for the same period in 2004. The decrease was due primarily to slower sales to mass marketers as we decreased our sales efforts in that channel.

Licensing fees and royalty revenues for the first quarter of 2005 were $54,000 compared to licensing fees and royalty revenues of $68,000 for the same period in the prior year.

Cost of Goods Sold

Cost of goods sold for product sales for the first quarter of 2005 was $326,000 compared to $543,000 for the same period in 2004. Cost of goods sold for product sales consisted primarily of purchases of roses and the labor and supplies necessary to emboss them. Approximately 101,000 and 180,000 roses were produced and shipped by SRII in the three months ended March 31, 2005 and 2004. The decrease in cost of goods sold for the three months ended March 31, 2005 is a direct result of a decrease in product sales compared to the three months ended March 31, 2004.

Cost of goods sold for product sales as a percent of product sales for the three months ended march 31, 2005 and 2004 were 84% and 82%, respectively.

Selling and Marketing

Selling and marketing expenses were $584,000 for the quarter ended March 31, 2005 compared to $373,000 for the same period in 2004. The increases in selling and marketing costs for the first quarter of 2005 compared to the same period in 2004 are primarily due to increased marketing expenses, including the hiring of additional employees and the planned increase in marketing expenditures.

General and administrative

General and administrative expenses were $440,000 for the first quarter of 2005 compared to $572,000 for the same period in 2004. The decrease in general and administrative expenses for the quarter in 2005 compared to the same period in 2004 is due primarily to a decrease in legal and accounting expenses in 2005.

Income taxes

The Company has a net operating loss carryforward which gives rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss will ever be realized, a valuation allowance has been provided equal to the amount of the net deferred tax assets.

Income tax expense for the three months ended March 31, 2005 and 2004 represent minimum state income taxes actually paid during those periods.

Liquidity and Capital Resources

SRII has not achieved quarterly or annual profits as either SR (prior to the SR acquisition) or as SRII. Accordingly, until we prove to be profitable, we can give no assurances that we have sufficient capital resources or liquidity to satisfy working capital and operating requirements beyond our current cash balances. The Company's ability to continue as a going concern is dependent upon its ability to generate future profits and to generate sufficient capital to meet its obligations on a timely basis. The Company is attempting to raise additional funds. No assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. To fund future growth and operations, it will be necessary to either raise additional capital or produce earnings that can be used for operations of the business. During the three months ended March 31, 2005, expenses exceeded our revenues by approximately $913,000. Net cash flows used in operating activities during the three months ended March 31, 2005 were $565,000.

We had approximately $640,000 in available cash and cash equivalents at March 31, 2005 to fund future operations and capital expenditures. Based on our current business plan, our management believes we can sufficiently increase revenues, generate profits and obtain additional capital to fund further losses to ensure the ongoing viability of the enterprise. If we need additional financing, and acquire that funding through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire the funding through the issuance of debt, that financing could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all. Any additional sale of common stock or debt securities would result in additional dilution to the Company's shareholders.

Estimated capital expenditures for the next nine months (through the end of fiscal 2005) are approximately $1,400,000. We believe we will have the ability to plan and execute our capital spending and expenses in the future as we execute our business plan by varying the extent of our licensing activities, hiring practices and promotional activities. If we elect to slow the speed, or narrow the focus, of our business plan, we will be able to reduce our capital expenditures and losses. Our actual ability to effectuate our proposed business plan will depend on a number of factors including:

  * the acceptance of our floral embossing process in the market place at profitable prices;

  *  our ability to protect our intellectual property;

  * our ability to continue to raise capital; and factors over which we have little or no control, such as regulatory changes, changes in technology, failures by third parties to meet their contractual obligations or significant changes in the competitive environment in which we will operate.

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

Cash, cash equivalents, and marketable securities

The Company had cash and cash equivalents of $640,000 at March 31, 2005. Cash and cash equivalents are currently invested in secure investment grade money market accounts with the over-riding objective of safety of principal.

Cash Flows

Cash flows used in operations were ($565,000) and ($216,000) for the three months ended March 31, 2005 and 2004, respectively. Because our operational earnings are currently insufficient to fund our operations, SRII has relied on funding from outside sources. During the three months ended March 31, 2005, we received $241,000, net of offering expenses, from the sale of stock in a private placement and $500,000 as a loan from shareholders.

Capital Expenditures

Capital expenditures totaled $51,000 and $124,000 for the three months ended March 31, 2005 and 2004, respectively. Expenditures in 2005 were primarily for printing equipment, office equipment, software and patent and trademark applications.

Financing

During the three months ended March 31, 2005, the Company issued 356,400 shares of its $.001 par value common stock ("Common Stock") to four unrelated accredited investors at a price of $.75 per share. Also during the period ended March 31, 2005, the Company issued short term promissory notes secured by its Common Stock in exchange for $500,000 from two minority shareholders of the Company. Subsequent to March 31, 2005, the Company borrowed an additional $250,000 from a Director and minority shareholder under a short term unsecured promissory note.

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

Certain statements contained in this report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward looking statements, although not all forward looking statements contain such identifying words. Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Those risks, uncertainties and other factors include, among others, the following:

  * our ability to develop a presence in the market and sustain profitable operations;

  *  the acceptance by the public of our product concept;

  * the availability and terms of the additional capital required to fund our operations as needed;

  *  performance by third parties of their contractual obligations to us;

  *  our ability to manage growth;

  *  technological changes; and

  *  competitive factors.

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

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the rules promulgated under the 34 Act, our management has evaluated, with the participation of our president and chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 34 Act) as of the end of the fiscal quarter ended March 31, 2005. Based upon their evaluation of these disclosure controls, our chief executive officer and our chief financial officer concluded that the disclosure controls and procedures that were in place were effective to insure that they were made aware of the material information relating to our operation during the period.

There was no change in our internal control over financial reporting that occurred during our first fiscal quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II  OTHER INFORMATION

Item 2.   Changes in Securities

During the period ended March 31, 2005, we issued 356,400 shares of our $.001 par value common stock ("Common Stock") to four nonaffiliated accredited
investors at a price of $.75 per share.   We believe the issuances of these
securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the "33 Act"), pursuant to Sections 4(2) and other provisions of the 33 Act. Each of the investors was an "accredited investor" and each of the investors represented that he or it was acquiring the common shares for investment and without a view to their distribution in violation of the federal or state securities laws, and that he or it understood that the common shares were being sold in reliance upon exemptions from registration under the federal and state securities laws and that they were, therefore, "restricted securities" subject to significant restrictions on transfer. Each of the certificates evidencing the securities bear standard restrictive legends.


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 6.  Exhibits and Reports on Form 8-K

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

3.2       Bylaws of Speaking Roses International, Inc. (1)

10.1 Contribution Agreement between Speaking Roses, LLC and Millennium Electronics, Inc. (2)

14        Codes of Ethics (3)

31        Certifications required by Rule 13a-15(e) and 15d-15(e).

32        Section 1350 Certifications

________________
(1) Incorporated by reference from our information statement on Schedule 14C filed December 23, 2003.

(2) Incorporated by reference from our current report on Form 8-K filed February 5, 2004.

(3) Incorporated by reference from our annual report on Form 10-KSB filed April 13, 2004.

(B) REPORTS ON FORM 8-K

The following report on Form 8-K was filed during the three months ended March 31, 2005:


Report Filing Date                 Item Reported


(a)
Current Report on Form 8-K    Article printed in February 11, 2005 issue of
filed February 14, 2005       the Salt Lake Tribune entitled "No matter the
                              color, these roses are read"

SIGNATURES

In accordance with the requirements Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SPEAKING ROSES INTERNATIONAL, Inc.



By:/s/ Blaine Harris
       Blaine Harris
       President
       Chief Executive Officer
Date:  May 23, 2005


By:/s/ Dan Mumford
       Dan Mumford
       Chief Financial Officer
Date:  May 23, 2005