Form 10QSB
period 2005-06-30
SPEAKING ROSES INTERNATIONAL INC
filed 2005-08-19
CIK 884321

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB
     (Mark One)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the three month period ended June 30, 2005

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

As of August 16, 2005, there were 28,995,607 common shares of the registrant outstanding.

PART I. FINANCIAL INFORMATION.

Item 1.  Financial Statements

The accompanying unaudited condensed financial statements of Speaking Roses International, Inc. ("SRII" or the "Company") as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements for the six months ended June 30, 2004 are combined results of Millennium Electronics, Inc. (which had no active operations during that period) and Speaking Roses, LLC. The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the notes hereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004, which are incorporated herein by this reference.

In management's discussion of operations and financial condition below, we have compared the operating results and financial condition of SRII for the three and six months ended June 30, 2005 and of SRII and Speaking Roses LLC for the three and six months ended June 30, 2004. We believe these comparisons may not be meaningful and caution should be exercised by readers in utilizing these comparisons.

All adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the three and six months ended June 30, 2005 have been included. The results of operations for the three and six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

                SPEAKING ROSES INTERNATIONAL, INC.

                          BALANCE SHEET
                                                             June 30,
                                                                2005
                                                            ----------
                                                            (Unaudited)
                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $    73,894
  Accounts receivable, less allowance for losses
  of $38,369                                                     67,900
  Inventories                                                    37,680
  Prepaid Expenses                                               12,197
  Other current assets                                              978
                                                            -----------
    TOTAL CURRENT ASSETS                                        192,649
                                                            -----------
PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation of $96,730                           333,347
                                                            -----------
OTHER ASSETS
  Deposits                                                       11,952
  Patents and trademarks, net of accumulated
  amortization of $21,919                                       325,010
                                                            -----------
    TOTAL OTHER ASSETS                                          336,962
                                                            -----------
    TOTAL ASSETS                                            $   862,958
                                                            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                                   $   334,721
  Accrued expenses                                              132,968
  Area development rights deposits                              100,000
  Accrued interest                                               19,194
  Deferred revenue                                              112,461
  Shareholder loans                                             250,000
  Current portion of capital lease obligations                   13,197
                                                            -----------
    TOTAL CURRENT LIABILITIES                                   962,541
                                                            -----------
CAPITAL LEASE OBLIGATIONS, less current portion above            12,888
                                                            -----------
Preferred Stock, par value $.001, authorized 30,000,000
  shares and 0 shares issued and outstanding                          -
Common Stock, par value $.001, authorized 70,000,000
  shares and 28,995,607 shares issued and outstanding            28,996
Additional paid-in capital                                    5,867,341
Accumulated deficit                                          (6,008,808)
                                                            -----------
                                                               (112,471)
                                                            -----------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $   862,958
                                                            ===========
                    See Notes to Financial Statements.

                SPEAKING ROSES INTERNATIONAL, INC.

                     STATEMENTS OF OPERATIONS

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                               2005         2004        2005         2004
                          -----------    ----------  -----------  -----------
                          (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
SALES
  Product sales           $   309,017   $   448,313  $  694,466   $ 1,107,705
  License fees and other
  revenue                      48,274        61,114      92,088       111,630
  Royalties                    10,500        11,500      21,000        29,137
                          -----------   -----------  ----------   -----------
                          $   367,791   $   520,927  $  807,554   $ 1,248,472

COST OF GOODS SOLD            346,762       324,154     672,275       867,413
                          -----------   -----------  ----------   -----------
    GROSS PROFIT               21,029       196,773     135,279       381,059

OPERATING EXPENSES
  Sales and marketing
  expenses                    511,669       472,398   1,095,385       845,789
  General and
  administrative expenses     438,378       401,391     877,977       973,652
                          -----------   -----------  ----------   -----------
                              950,047       873,789   1,973,362     1,819,441

    OPERATING LOSS           (929,018)     (677,016) (1,838,083)   (1,438,382)
                          -----------   -----------  ----------   -----------
OTHER INCOME (EXPENSE)
  Other Income                      -           309           -           571
  Debt forgiveness             14,203             -      14,203             -
  Interest income                 213         4,948         376         5,774
  Interest expense            (19,671)       (1,789)    (22,518)      (13,812)
                          -----------   -----------  ----------   -----------

    TOTAL OTHER INCOME
    (EXPENSE)                  (5,255)        3,468      (7,939)       (7,467)
                          -----------   -----------  ----------   -----------

    LOSS BEFORE PROVISION
    FOR INCOME TAXES         (934,273)     (673,548) (1,846,022)   (1,445,849)
                          -----------   -----------  ----------   -----------

    Income taxes                    -             -        (800)         (100)
                          -----------   -----------  ----------   -----------

    NET LOSS              $  (934,273)  $  (673,548)$(1,846,822)  $(1,445,949)
                          ===========   ===========  ==========   ===========

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED         $     (0.03)  $     (0.03) $    (0.07)  $     (0.06)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING
     Basic                27,783,519     26,028,175  27,574,405    24,614,806
     Diluted              27,783,519     26,028,175  27,574,405    24,614,806

                        See Notes to Financial Statements.

                SPEAKING ROSES INTERNATIONAL, INC.

                     STATEMENTS OF CASH FLOWS

                                                       Six months ended
                                                           June 30,
                                                       2005           2004
                                                   -----------    ----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(1,846,822)   $(1,445,949)
  Adjustments to reconcile net loss to net cash
    flows from operating activities:
    Depreciation and amortization                      46,834         29,707
    Gain on sale of assets                                  -            (53)
    Debt forgiveness                                  (14,203)             -
  (Increase) decrease in operating assets:
    Accounts receivable                                (5,115)        42,389
    Inventories                                        (5,300)       (29,422)
    Prepaid expenses                                   15,734         10,502
    Other current assets                                 (978)
    Deposits                                           (5,667)        (1,500)
  Increase (decrease) in operating liabilities:
    Accounts payable, trade                           141,364        (51,115)
    Accrued expenses                                   76,230         16,253
    Area development rights deposits                  100,000              -
    Accrued interest                                   19,194              -
    Deferred revenue                                   16,288        (47,579)
                                                    ---------     ----------
       NET CASH FLOWS USED IN OPERATING ACTIVITIES (1,462,441)    (1,476,767)
                                                    ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment               (115,166)      (119,140)
  Patents, trademarks and other intangibles           (65,922)      (110,544)
                                                    ---------     ----------
       NET CASH FLOWS USED IN INVESTING ACTIVITIES   (181,088)      (229,684)
                                                    ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loans                     750,000              -
  Principal payments on notes payable                 (21,220)    (1,113,564)
  Proceeds from sale of common stock                  465,571      4,051,401
                                                    ---------     ----------
       NET CASH FLOWS PROVIDED BY FINANCING
       ACTIVITIES                                   1,194,351      2,937,837
                                                    ---------     ----------
       TOTAL INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS,                           (449,178)     1,231,386

       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 523,072         41,723
                                                    ---------     ----------
       CASH AND CASH EQUIVALENTS, END OF PERIOD     $  73,894     $1,273,109
                                                    =========     ==========


                         See Notes to Financial Statements.
                                5

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies

     Nature of operations   Speaking Roses International, Inc. (the "Company"
     or "SRII") owns proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks, and pictures. In addition to its own production, the Company has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, the Company sells embossed flowers and bouquets containing embossed flowers directly to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by licensed wholesale flower providers. The Company is developing a retail distribution model in which third parties will provide sales and fulfillment to end users. The Company also licenses the technology and equipment to exclusive licensees in the international markets.

     Acquisition   On February 6, 2004, Millennium Electronics, Inc. (the
     "Company") issued 20,551,264 shares to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities. These newly issued shares represented approximately 80% of the Company's then outstanding common shares. In connection with this transaction, the Company changed its domicile from the State of Nevada to the State of Utah. In addition, the then current officers and directors of the Company resigned and affiliates of SR were appointed as the Company's officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger. Therefore, the financial statements for the years ended December 31, 2004 and 2003 included in the Company's Form 10-KSB, included the combined results of Millennium Electronics, Inc. (which had no active operations) and SR. The Company paid all legal and accounting expenses and other direct costs associated with the acquisition of approximately $71,000.

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

     Patents and trademarks   Specific costs related to obtaining certain
     patents and trademarks of the Company have been capitalized. Patents and trademarks are amortized over their legal life of 20 years from the date of filing.

     Property and equipment   Property and equipment are stated at cost.
     Major additions and improvements are capitalized. Repairs and maintenance costs are expensed when incurred.

     Property under capital leases is amortized over the shorter of the terms of the respective leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method over the following estimated useful lives:

        Assets                                                   Useful Lives

     Printing equipment                                             3-5 years
     Machinery and equipment                                        3-7 years
     Furniture and fixtures                                         3-7 years
     Computer equipment                                             3-5 years
     Software                                                         5 years
     Leasehold improvements                                           5 years
     Engraving equipment                                              5 years

     When property and equipment are retired or otherwise disposed of, the book value is removed from the asset account and the accumulated depreciation and amortization is removed from the accounts, and the net gain or loss is included in the determination of net income or loss.

     Accounting for impairment of long-lived assets   The Company accounts
     for its property and equipment, and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company periodically reviews its property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144. In determining whether an asset is impaired, the Company must make assumptions regarding recoverability of costs, estimated future cash flows from the net asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets.
     At the end of 2004,      the Company determined that it had excess floral
     embossing equipment and the carrying value of this equipment exceeded the estimated future cash flows. The Company did not record any impairment charge for the three and six months ended June 30, 2005 and 2004.

     In assessing the recoverability of our intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, or if actual cash flows are below estimates, we may be required to record impairment charges for these assets. For the three and six months ended June 30, 2005, the Company did not record any impairment charges for its intangible assets.

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS


(1)  Summary of significant accounting policies (Continued)

     Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $21,013 and $32,581 for the three months ended June 30, 2005 and 2004, respectively and $40,269 and $319,168 for the six months ended June 30, 2005 and 2004, respectively.

     Research and development costs   Research and development costs are
     charged to operations when incurred and are included in operating expenses. Research and development costs for the three months ended June 30, 2005 and 2004 were $6,142 and $5,726, respectively, and $11,392 and
     $12,070 for the six months ended June 30, 2005 and 2004, respectively. The costs are included in general and administrative expenses on the condensed statement of operations.

     Income Taxes   Income taxes are accounted for under the asset and
     liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company provides a valuation allowance for deferred tax assets when it does not believe that it is more likely than not that the deferred tax assets will be realized. At June 30, 2005, the Company has recorded a full valuation allowance on its deferred income tax assets.

     Net loss per common share   The Company applies Statement of Financial
     Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method.

     We have calculated EPS in accordance with SFAS No. 128. The following table includes the basic and diluted EPS computations for the three and six months ended June 30, 2005 and 2004.

     Common stock equivalents for the three and six months ended June 30, 2005 and 2004 were not included in the computation of diluted earnings per share because they were anti-dilutive.

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (Continued)

                  For the three months ended     For the three months ended
                          June 30, 2005                  June 30, 2004
                  ------------------------------ -----------------------------
                              Weighted     Per              Weighted    Per
                              Average    Shares             Average    Shares
                   Net Loss    Shares    Amount   Net Loss   Shares    Amount
                  ---------  ---------- -------- --------- ----------- -------
Basis EPS         $(934,273) 27,783,519 $ (0.03) $(673,548) 26,028,175 $(0.03)

Effect of stock
options                         300,000

Anti-dilutive
stock options                  (300,000)
                  ---------  ---------- -------  ---------  ---------- ------
Diluted EPS       $(934,273) 27,783,519 $ (0.03) $(673,548) 26,028,175 $(0.03)
                  =========  ========== =======  =========  ========== ======

                    For the six months ended       For the six months Ended
                            June 20, 2005                  June 30, 2004
                  ------------------------------ -----------------------------
                              Weighted     Per              Weighted    Per
                              Average    Shares             Average    Shares
                 Net Loss      Shares    Amount   Net Loss   Shares    Amount
              -----------  ---------- -------- ----------  ---------- -------
Basis EPS     $(1,846,822) 27,574,405 $ (0.07)$(1,445,949) 24,614,806 $(0.06)

Effect of stock
options                       300,000

Anti-dilutive
stock options                (300,000)
              -----------  ---------- -------  ----------  ---------- ------
Diluted EPS   $(1,846,822) 27,574,405 $ (0.07)$(1,445,949) 24,614,806 $(0.06)
              ===========  ========== =======  ==========  ========== ======

     Revenue recognition   Revenue from direct product sales is recognized
     when the following four revenue criteria (as defined by the Securities and Exchange Commissions Staff Accounting Bulletin No. 101 ("SAB 101")) are met: (1) persuasive evidence of an arrangement exists; (2) products are shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company uses domestic floral wholesalers to emboss, fulfill and distribute their direct product sales. The wholesalers emboss and fulfill orders using the Company's proprietary technology and equipment. Under these fulfillment arrangements, the Company is the primary obligor, assumes inventory risk upon customer return, establishes price, provides embossing specifications and techniques and assumes credit risk. As a result and in accordance with Emerging Issues Task Force No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19). The Company recognizes revenue on a gross basis for direct product sales. Gross sales are reduced by returns, chargebacks and other discounts to obtain such sales.

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

     The Company records provisions against revenue for sales returns and allowances on product and other sales in the same period as the related revenue is recorded. We also record a provision to operating expenses for bad debts resulting from the customers' inability to pay for the products or services received due to such factors as bankruptcy. These estimates are based on historical sales returns and bad debt expenses, analysis of credit memo data, and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns or bad debts, revenue or net income will be overstated or understated.

     Accounting for stock based compensation   The Company adopted the
     disclosure requirements of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for stock Issued to
     Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (Continued)

                               Three months ended         Six months ended
                                   June 30,                   June 30,
                              2005          2004         2005        2004
                          ---------      ---------    --------     --------
       Net Loss
            As reported   $(934,273)     $(673,548) $(1,846,822) $(1,445,949)
            Pro forma      (934,273)      (673,548)  (1,846,822) $(1,445,949)

       Loss per share
            As reported       (0.03)     $   (0.03) $     (0.07) $     (0.06)
            Pro forma         (0.03)         (0.03)       (0.07)       (0.06)


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

     Receivables   The Company records an allowance for bad debts on accounts receivable based on the collection history of the specific account receivable. There was an allowance for bad debts at June 30, 2005 of $38,369.

     Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with federally insured financial institutions. At June 30, 2005, the Company's cash in banks did not exceed the federally insured limits.

     Recent Pronouncements   The Financial Accounting Standards Board (FASB)
     issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after December 15, 2005. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, the statement permitted entities the option of continuing to apply the guidance of Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock plans as the exercise price equals the stock price on the date of the grant. Under SFAS 123R, the Company will be required to measure compensation expense over the options' vesting period based on the stock options' fair value at the date the options are granted. SFAS 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has not determined which option-pricing model will be used in valuing such options. As allowed by SFAS 123R, the Company can also elect either the Modified Prospective Application (MPA) or the Modified Retrospective Application (MRA), to determine the presentation of expense. The MPA applies the

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS


(1)  Summary of significant accounting policies (Continued)

     Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. The MRA can apply the Statement to either all prior years for which SFAS 123 was effective or only to prior interim periods in the year of adoption. The Company has chosen to apply the MPA method. Note 1 of the Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model.

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

     In November 2004, the FASB issued FASB Statement No. 151, Inventory
     Costs   An Amendment of ARB No. 43, Chapter 4.  Statement 151 clarifies the abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and companies must apply the standard prospectively. The Company expects the adoption of SFAS No. 151 will not have a material impact on the Company's financial position or results of operations.

     On April 15, 2005 the Securities and Exchange Commission issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004). Share-Based payment. The amended rule permits calendar year registrants subject to oversight by the SEC to implement SFAS No. 123R at the beginning of its next fiscal year. The Company will implement SFAS No. 123R at the beginning of its next fiscal year (January 1, 2006).

(2)  Going concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred aggregate net operating losses of $6,008,808 and operating losses of $934,273 and $673,548 for the three months

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS


(2)  Going concern (Continued)

     ended June 30, 2005 and 2004, respectively and $1,846,822 and $1,445,949 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and July 31, 2005, the Company had cash available to fund operations of $73,894 and $88,834, respectively.

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

     Management's plans in regards to a going concern include raising additional capital through the sale of common stock or potential debt offerings. During the six months ended June 30, 2005 the Company issued 656,400 shares of its common stock and received net proceeds of $465,571. The Company also received $750,000 from three shareholder loans.

     The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3)  Property and equipment

                                                       June 30,
                                                      ---------
                                                         2005
                                                      ---------
       Printing equipment                             $  72,293
       Engraving equipment                               20,460
       Machinery and equipment                           73,939
       Furniture and fixtures                           111,417
       Computer equipment                                79,585
       Software                                          37,794
       Leasehold improvements                            34,589
                                                      ---------
                                                        430,077
       Accumulated depreciation and amortization        (96,730)
                                                      ---------
          Net property and equipment                  $ 333,347
                                                      =========


     Included in property, plant and equipment are the following leases:

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS



(3)  Property and equipment (Continued)


                                                     June 30,
                                                     --------
                                                       2005
                                                     --------
        Telephone equipment                          $  6,714
        Furniture & Fixtures                            7,460
        Printing equipment                             84,195
                                                     --------
                                                       98,369
        Accumulated amortization                      (50,035)
                                                     --------
           Net property and equipment under
           capital leases                            $ 48,334
                                                     ========

     The aggregate depreciation and amortization charged to operations was $20,984 and $15,268 for the three months ended June 30, 2005 and 2004, respectively and $38,887 and $26,850 for the six months ended June 30, 2005 and 2004, respectively.

(4)  Intangible assets

     Amortization expense was $4,165 and $1,552 for the three months ended June 30, 2005 and 2004, respectively and $7,947 and $2,857 for the six months ended June 30, 2005 and 2004 respectively.

                                                     June 30,
                                                    ---------
                                                       2005
                                                    ---------
       Amortized intangibles
          Patents                                   $ 179,386
          Trademarks                                  167,543
                                                    ---------
             Total                                  $ 346,929

             Accumulated amortization               $  21,919
                                                    ---------
             Total intangible assets                $ 325,010
                                                    =========

(5)  Accounts payable, trade

     During the six months ended June 30, 2005, the Company's accounts payable balance included one balance owed to vendors that exceeded 5% of total current liabilities. The amount, $117,493 was payable to the Company's patent attorney.

 (6) Area development rights deposits

     During the three months ended June 30, 2005, the Company entered into a contingent agreement for the sale of area development rights for $100,000. The area developer will have the right to, within sixty days of being provided with an area development, either enter into the area development agreement or receive 133,333 shares of the common stock of the Company.

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS


(7)  Deferred revenue

     The Company has entered into non-cancelable licensing agreements with international wholesalers with terms of 2 to 4 years. Under these contracts the wholesalers acquire exclusive rights to distribute imprinted floral products within a geographic region. License fees under these agreements are paid to the Company at inception and are recognized over the life of the contract. At June 30, 2005, the Company has unamortized deferred revenue of $112,461. The Company recognized revenue from international license fees of $35,337 and $41,192 for the three months ended June 30, 2004 and 2005 and $63,712 and $71,505 for the six months ended June 30, 2005 and 2004.

(8)  Shareholder Loans

     During the six months ended June 30, 2005 three shareholders each loaned $250,000 to the Company. Two of the loans, totaling $500,000, were 90 day short term loans with interest accruing at the rate of 12% per annum and secured by an aggregate of 1,000,000 shares of the Company's common stock. These loans reached maturity on June 25, 2005 and, due to the inability of the Company to repay the loans, the Company issued 1,000,000 shares of its common stock in exchange for cancellation of the loans. The third loan is a 90 day short term loan with interest accruing at the rate of 8% per annum.

(9)  Capital leases

     The Company has capitalized lease obligations for $26,085 at June 30, 2005. The current portion of the capitalized lease obligations is $13,197. Future minimum lease payments under capital leases together with the present value of the net minimum lease payments and the estimated maturities for other long-term obligations are as follows:


    Years Ending December 31,
    -------------------------
           2005                                     $13,197
           2006                                       4,620
           2007                                       4,620
           2008                                       4,620
           2009                                       3,033
                                                    -------
    Total minimum lease payments                     30,090

    Less amount representing interest                 4,005
                                                    -------
    Present value of net minimum lease payments     $26,085
                                                    =======

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS



(10) Stockholders' Equity

     During the six months ended June 30, 2005, the Company issued 656,400 shares of its $.001 par value common stock ("Common Stock") to six unrelated accredited investors. The total proceeds were $492,300 less offering expenses of $26,730.

     Also during the six months ended June 30, 2005 1,000,000 shares of the Company's $.001 par value common stock were issued in exchange for cancellation of loans.

(11) Stock option plan

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

     On November 22, 2004, 300,000 options under the "2004 Speaking Roses Equity Incentive Plan" were granted and vested to members of the Company's Board of Directors. The stock options were granted at an exercise price equal to the fair market value on the date of the grant. The Company's quoted stock price on November 22, 2004 was $1.60 per share. No options were granted during the three and six months ended June 30, 2005 and 2004.

                                                           Exercise
                                             Options         Price
                                             -------       --------
Outstanding, December 31, 2003                     -       $      -

     Granted                                 300,000           1.60
     Exercised                                     -              -
     Canceled                                      -              -

Outstanding, December 31, 2004               300,000           1.60

     Granted                                       -              -
     Exercised                                     -              -
     Canceled                                      -              -
                                             -------       --------
Outstanding, June 30, 2005                   300,000       $   1.60
                                             =======       ========

(12) Operating leases

     The Company leases multiple facilities for its general, selling and production activities. Rent expense for the three months ended June 30, 2005 and 2004 was $43,222 and $13,203, respectively and $61,877 and
     $27,429 for the six months ended June 30, 2005 and 2004, respectively.

(13) Income Taxes

     The Company has net operating loss carryforwards and other timing differences which give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and other timing differences will ever be realized, a valuation allowance has been provided equal to the amount of the net deferred tax assets. Income tax expense for the three and six months ended June 30, 2005 and 2004 represent minimum state income taxes actually paid during those periods.

                         SPEAKING ROSES INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS





(14) Related party transactions

     For the three months ended June 30, 2005 and 2004, the Company paid management and consulting fees of $0 and $10,295, respectively and $0 and $29,262 for the six months ended June 30, 2005 and 2004, respectively, to companies controlled by affiliates of certain principal shareholders of the Company.

(15) Cash flow disclosures

     Cash consists of cash on hand and demand deposits with financial institutions. Amounts paid for interest for the three months ended June 30, 2005 and 2004 were $1,767 and $1,789, respectively and $4,614 and
     $13,812 for the six months ended June 30, 2005 and 2004, respectively. Amounts paid for income taxes for the three and six months ended June 30, 2005 and 2004 were $800 and $100, respectively.

     During the six months ended June 30, 2005, the Company issued 1,000,000 shares of its common stock in exchange for cancellation of two shareholder loans totaling $500,000.

(16) Subsequent events

     Subsequent to the six months ended June 30, 2005, the Company entered into a contingent agreement for the purchase of area development rights for $750,000. The amount is payable in three equal installments. The Company received the first two installments with the third due on September 1, 2005. The area development rights allow the parties to develop retail distribution outlets. The parties will have the right to, within sixty days of being provided with an area development agreement, either enter into the area development agreement or receive convertible six month notes of the Company, convertible at the rate of $.50 per share.

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

Overview

We own proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks, and pictures. In addition to our own production, we have licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, we sell embossed flowers and bouquets containing embossed flowers directly to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by licensed wholesale flower providers. The Company is developing a retail distribution model in which third parties will provide sales and fulfillment to end users. We also license the technology and equipment to exclusive licensees in the international markets.

On February 6, 2004, we issued 20,551,264 shares to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities. These newly issued shares represented approximately 80% of our outstanding common shares. In connection with this transaction, we changed our domicile from the State of Nevada to the State of Utah. In addition, the then current officers and directors resigned and affiliates of SR were appointed as our officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger. We paid all legal and accounting expenses and other direct costs associated with the acquisition of approximately $71,000.

Set forth below are comparisons of financial statement information for the three and six month periods ended June 30, 2005 and June 30, 2004. The unaudited financial statements for the six months ended June 30, 2004 are combined results of Millennium Electronics, Inc. (which had no active operations) and SR.

We believe the comparison of financial statement information for the three and six months ended June 30, 2005 with financial statement information for the same period during the previous year may not provide meaningful information regarding our financial position or the results of operations. Persons who review the following information should carefully consider the following:

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

Results of Operations

Sales

Sales for the three and six months ended June 30, 2005 were $368,000 and $808,000 compared to sales of $521,000 and $1,248,000 for the same periods in the prior year. Our net loss before income taxes for the first three and six months of 2005 was $934,000 or ($.03) per share and $1,847,000, or ($.07) per share compared to $674,000, or ($.03) per share and $1,446,000, or ($.06) per share for the same three and six months ended June 30, 2004. The decrease was due primarily to slower sales to mass marketers resulting from competitive pressure. We also decreased our sales efforts in that channel as we change our strategic direction toward retail, rather than wholesale distribution.

We acquired SR's business and assets on February 6, 2004 and the above reported sales and net loss for the first three months of 2004 were almost entirely those of SR's operations (other than $13,000 of Millennium Electronics, Inc.'s expenses prior to the acquisition).

Product (flower) revenues were $309,000 and $694,000 for the three and six months of 2005 compared to $448,000 and $1,108,000 for the same periods in 2004. The decrease was due primarily to slower sales to mass marketers as we decreased our sales efforts in that channel.

Licensing fees and royalty revenues for the three and six months ended June 30, 2005 were $59,000 and $113,000 compared to licensing fees and royalty revenues of $73,000 and $141,000 for the same three and six month periods in the prior year.

Cost of Goods Sold

Cost of goods sold for product sales for the three and six months ended June 30, 2005 were $347,000 and $672,000 compared to $324,000 and $867,000 for the same three and six month periods in 2004. Cost of goods sold for product sales consisted primarily of purchases of roses and the labor and supplies necessary to emboss them. The increase in cost of goods sold for the three and six months ended June 30, 2005 in relation to sales is a direct result of higher product costs, labor and increase in the cost of the Company's production facilities compared with the three and six months ended June 30, 2004.

For the three and six months ended June 30, 2005, cost of goods sold included a one time charge of $75,000 for flower commitment and shipping. Without that one time charge, the cost of goods sold for product sales for as a percent of product sales for the three and six months ended June 30, 2005 and 2004 were 88%, 72%, 86%, and 78%, respectively.

Selling and Marketing

Selling and marketing expenses were $512,000 and $1,095,000 for the three and six months ended June 30, 2005, respectively and $472,000 and $846,000 for the three and six months ended June 30, 2004, respectively. The increases in selling and marketing costs for the three and six months ended June 30, 2005 compared to the same periods in 2004 are primarily due to increased marketing expenses, including the hiring of additional employees and the planned increase in marketing expenditures.

General and administrative

General and administrative expenses were $438,000 and $878,000 for the three and six months ended June 30, 2005 compared to $401,000 and $974,000 for the same three and six months ended June 30, 2004. The decrease in general and administrative expenses for the six months ended June 30, 2005 compared to the same period in 2004 is due primarily to a decrease in legal and accounting expenses in 2005. However, overall general and administrative costs have increased for the three months ended June 30, 2005 compared to the same period in 2004 due primarily to an increase in salaries and wages and office facilities.

Income taxes

The Company has a net operating loss carryforward which gives rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss will ever be realized, a valuation allowance has been provided equal to the amount of the net deferred tax assets.

Income tax expense for the three and six months ended June 30, 2005 and 2004 represent minimum state income taxes actually paid during those periods.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities

The Company had cash and cash equivalents of $74,000 at June 30, 2005. Cash and cash equivalents are currently invested in secure investment grade money market accounts with the over-riding objective of safety of principal.

Cash Flows

Cash flows used in operations were ($1,462,000) and ($1,477,000) for the six months ended June 30, 2005 and 2004, respectively. Because our operational earnings are currently insufficient to fund our operations, SRII has relied on funding from outside sources. During the six months ended June 30, 2005, we received $466,000, net of offering expenses, from the sale of stock in a private placement and $750,000 in loans from shareholders. $500,000 of those loans was cancelled in exchange for issuance of 1,000,000 shares of the Company's common stock.

Capital Expenditures

Capital expenditures totaled $181,000 and $230,000 for the six months ended June 30, 2005 and 2004, respectively. Expenditures in 2005 were primarily for leasehold improvements, office equipment, software and patent and trademark applications.

Financing

During the three and six months ended June 30, 2005, the Company issued 656,000 shares of its $.001 par value common stock ("Common Stock") to unrelated accredited investors at a price of $.75 per share. Also during the three months ended June 30, 2005, the Company collected fees of $100,000 for rights to be an area developer of retail distribution outlets. The area developer will have the right to, within sixty days of being provided with an area development agreement, either enter into the area development agreement or receive 133,333 shares of common stock of the Company. The Company received $750,000 in loans from shareholders. The notes are 90 day short term loans.

SRII has not achieved quarterly or annual profits as either SR (prior to the SR acquisition) or as SRII. Accordingly, until we prove to be profitable, we can give no assurances that we have sufficient capital resources or liquidity to satisfy working capital and operating requirements beyond our current cash balances. The Company's ability to continue as a going concern is dependent upon its ability to generate future profits and to generate sufficient capital to meet its obligations on a timely basis. The Company is attempting to raise additional funds. No assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. To fund future growth and operations, it will be necessary to either raise additional capital or produce earnings that can be used for operations of the business. During the three and six months ended June 30, 2005, expenses exceeded our revenues by approximately $934,000 and $1,847,000. Net cash flows used in operating activities during the six months ended June 30, 2005 and 2004 were $1,462,000 and $1,477,00.

We had approximately $74,000 in available cash and cash equivalents at June 30, 2005 to fund future operations and capital expenditures. Based on our current business plan, our management believes we can sufficiently increase revenues, generate profits and obtain additional capital to fund further losses to ensure the ongoing viability of the enterprise. If we need additional financing, and acquire that funding through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire the funding through the issuance of debt, that financing could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all. Any additional sale of common stock or debt securities would result in additional dilution to the Company's shareholders.

Estimated capital expenditures for the next six months (through the end of fiscal 2005) are approximately $300,000. We believe we will have the ability to plan and execute our capital spending and expenses in the future as we execute our business plan by varying the extent of our licensing activities, hiring practices and promotional activities. If we elect to slow the speed, or narrow the focus, of our business plan, we may be able to reduce our capital expenditures and losses. Our actual ability to effectuate our proposed business plan will depend on a number of factors including:

     * the acceptance of our floral embossing process in the market place at profitable prices;

     *    the success of our retail distribution business plan;

     *    our ability to protect our intellectual property;

     *    our ability to continue to raise capital; and

     * factors over which we have little or no control, such as regulatory changes, changes in technology, failures by third parties to meet their contractual obligations or significant changes in the competitive environment in which we will operate.

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

The financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred aggregate net operating losses of $6,009,00 and operating losses of $934,000 and $674,000 for the three months ended June 30, 2005 and 2004, respectively and $1,847,000 and $1,446,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and July 31, 2005, we have cash available to fund operations of $74,000 and $89,000, respectively.

The above factors indicate that we will be unable to continue as a going concern unless we are able to generate sufficient cash flows to meet obligations on a timely basis, obtain additional capital financing or to obtain profitable operations.

We are attempting to raise additional funds, however, no assurance can be given that we will be able to obtain such financing on terms favorable to us or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution of the Company's shareholders. Should we fail to obtain financing they will not be able to continue as a going concern.

Management's plans in regards to a going concern include raising additional capital through the sale of common stock or potential debt offerings. During the six months ended June 30, 2005 we issued 656,000 shares of common stock and received net proceeds of $466,000. We also received $750,000 from three shareholder loans.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the rules promulgated under the 34 Act, our management has evaluated, with the participation of our president and chief executive officer and our acting chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 34 Act) as of the end of the fiscal quarter ended June 30, 2005. Based upon their evaluation of these disclosure controls, our chief executive officer and our chief financial officer concluded that the disclosure controls and procedures that were in place were effective to insure that they were made aware of the material information relating to our operation during the period.

There was no change in our internal control over financial reporting that occurred during our second fiscal quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II  OTHER INFORMATION

Item 2.   Changes in Securities


During the three and six months ended June 30, 2005, the Company issued 656,000 shares of our $.001 par value common stock ("Common Stock") to a
nonaffiliated accredited investor at a price of $.75 per share.   We believe
the issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "33 Act"), pursuant to Sections 4(2) and other provisions of the 33 Act. The investor was an "accredited investor" and represented that it was acquiring the common shares for investment and without a view to their distribution in violation of the federal or state securities laws, and that it understood that the common shares were being sold in reliance upon exemptions from registration under the federal and state securities laws and that they were, therefore, "restricted securities" subject to significant restrictions on transfer. The certificate evidencing the securities bears a standard restrictive legend.

During the period ended June 30, 2005, we also issued 1,000,000 shares of Common Stock to two investors in exchange for cancellation of $500,000 of notes. The two investors are nonaffiliated accredited investors. We believe the issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "33 Act"), pursuant to Sections 4(2) and other provisions of the 33 Act. The investors were "accredited investors" and represented that they were acquiring the common shares for investment and without a view to their distribution in violation of the federal or state securities laws, and that they understood that the common shares were being sold in reliance upon exemptions from registration under the federal and state securities laws and that they were, therefore, "restricted securities" subject to significant restrictions on transfer. The certificates evidencing the shares bear standard restrictive legends.

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

(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended June 30, 2005:

     Report Filing Date       Item Reported

(a)  Current Report on Form 8-K   Patented granted by the United States
     filed May 13, 2005           Patent and Trademark Office
(b)  Current report on Form 8-K   Appointment of new Chief Executive Officer
     filed May 25, 2005

                            SIGNATURES

In accordance with the requirements Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPEAKING ROSES INTERNATIONAL, Inc.

By:   /s/ John W. Winterholler
      John W. Winterholler
      President and
      Chief Executive Officer
Date: August 19, 2005

By:   /s/ Dan Mumford
      Dan Mumford
      Acting Chief Financial Officer
Date: August 19, 2005