Form 10QSB/A
period 2005-06-30
SPEAKING ROSES INTERNATIONAL INC
filed 2005-11-22
CIK 884321

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

                       SPEAKING ROSES INTERNATIONAL, INC.




Explanatory Note

Speaking Roses International, Inc. is amending its Form 10-QSB filed on August 19, 2005 for the quarter ended June 30, 2005, to correct errors in Part I, Items 1 and 2. The previously issued financial statements as of June 30, 2005 and for the three and six months there ended have been restated to properly account for Company common stock issued in settlement of certain shareholder loans. The corrections increase interest expense, net loss, and net loss per common share for the quarter ended June 30, 2005 and provide additional disclosures. In addition, the registrant has made certain conforming changes throughout the filing and has changed one of its certifying officers. As previously reported in the Current Report on Form 8-K filed on August 8, 2005, the registrant appointed a new Chief Financial Officer who is certifying this Form 10-QSB/A. For the convenience of the persons reviewing this filing, the registrant is refiling the entire Form 10-QSB. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or update those disclosures in any way, except as described above.


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

                       SPEAKING ROSES INTERNATIONAL, INC.

                                  BALANCE SHEET
                                   (Unaudited)

                                                                              June 30,
                                                                               2005
                                                                          ---------------
                                                                            (Restated)
                                     ASSETS
                                     ------
CURRENT ASSETS
     Cash and cash equivalents                                            $        73,894
     Accounts receivable, less allowance for losses
     of $38,369                                                                    67,900
     Inventories                                                                   37,680
     Prepaid Expenses                                                              12,197
     Other current assets                                                             978
                                                                          ---------------

             TOTAL CURRENT ASSETS                                                 192,649
                                                                          ---------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation of $96,730                                          333,347
                                                                          ---------------

OTHER ASSETS
     Deposits                                                                      11,952
     Patents and trademarks, net of accumulated amortization of $21,919           325,010
                                                                          ---------------

             TOTAL OTHER ASSETS                                                   336,962
                                                                          ---------------


             TOTAL ASSETS                                                 $       862,958
                                                                          ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Accounts payable, trade                                              $       334,721
     Accrued expenses                                                             132,968
     Area development rights deposits                                             100,000
     Accrued interest                                                              19,194
     Deferred revenue                                                             112,461
     Shareholder loans                                                            250,000
     Current portion of capital lease obligations                                  13,197
                                                                          ---------------

             TOTAL CURRENT LIABILITIES                                            962,541
                                                                          ---------------

CAPITAL LEASE OBLIGATIONS, less current portion above                              12,888
                                                                          ---------------

Preferred Stock, par value $.001, authorized 30,000,000 shares and
     0 shares issued and outstanding                                                    -
Common Stock, par value $.001, authorized 70,000,000 shares and
     28,995,607 shares issued and outstanding                                      28,996
     Additional paid-in capital                                                 6,317,212
     Accumulated deficit                                                       (6,458,679)
                                                                          ---------------

                                                                                 (112,471)
                                                                          ---------------

             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $       862,958
                                                                          ===============


                       SPEAKING ROSES INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended                Six months ended
                                                                        June 30,                          June 30,
                                                                 2005             2004             2005             2004
                                                             --------------   --------------   --------------   --------------
                                                               (Restated)                        (Restated)
SALES
     Product sales                                           $     309,017    $     448,313    $     694,466    $   1,107,705
     License fees and other revenue                                 48,274           61,114           92,088          111,630
     Royalties                                                      10,500           11,500           21,000           29,137
                                                             --------------   --------------   --------------   --------------
                                                             $     367,791    $     520,927    $     807,554    $   1,248,472

COST OF GOODS SOLD                                                 346,762          324,154          672,275          867,413
                                                             --------------   --------------   --------------   --------------

        GROSS PROFIT                                                21,029          196,773          135,279          381,059

OPERATING EXPENSES
     Sales and marketing expenses                                  511,669          472,398        1,095,385          845,789
     General and adminstrative expenses                            438,378          401,391          877,977          973,652
                                                             --------------   --------------   --------------   --------------
                                                                   950,047          873,789        1,973,362        1,819,441

        OPERATING LOSS                                            (929,018)        (677,016)      (1,838,083)      (1,438,382)
                                                             --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE)
     Other Income                                                        -              309                -              571
     Debt forgiveness                                               14,203                -           14,203                -
     Interest income                                                   213            4,948              376            5,774
     Interest expense                                             (469,542)          (1,789)        (472,389)         (13,812)
                                                             --------------   --------------   --------------   --------------

        TOTAL OTHER INCOME (EXPENSE)                              (455,126)           3,468         (457,810)          (7,467)
                                                             --------------   --------------   --------------   --------------

        LOSS BEFORE PROVISION FOR INCOME TAXES                  (1,384,144)        (673,548)      (2,295,893)      (1,445,849)
                                                             --------------   --------------   --------------   --------------

        Income taxes                                                     -                -             (800)            (100)
                                                             --------------   --------------   --------------   --------------

        NET LOSS                                             $  (1,384,144)   $    (673,548)   $  (2,296,693)   $  (1,445,949)
                                                             ==============   ==============   ==============   ==============

        NET LOSS PER COMMON SHARE,
           BASIC AND DILUTED                                 $       (0.05)   $       (0.03)   $       (0.08)   $       (0.06)

        WEIGHTED AVERAGE NUMBER OF COMMON
           SHARES OUTSTANDING
               Basic                                            27,783,519       26,028,175       27,574,405       24,614,806
               Diluted                                          27,783,519       26,028,175       27,574,405       24,614,806



                       SPEAKING ROSES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six months ended
                                                                                   June 30,
                                                                          2005                2004
                                                                    -----------------   -----------------
                                                                        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $     (2,296,693)   $     (1,445,949)
     Adjustments to reconcile net loss to net cash
         flows from operating activities:
         Depreciation and amortization                                        46,834              29,707
         Non-cash interest expense                                           449,871                   -
         Gain on sale of assets                                                    -                 (53)
         Debt forgiveness                                                    (14,203)                  -
     (Increase) decrease in operating assets:
         Accounts receivable                                                  (5,115)             42,389
         Inventories                                                          (5,300)            (29,422)
         Prepaid expenses                                                     15,734              10,502
         Other current assets                                                   (978)
         Deposits                                                             (5,667)             (1,500)
     Increase (decrease) in operating liabilities:
         Accounts payable, trade                                             141,364             (51,115)
         Accrued expenses                                                     76,230              16,253
         Area development rights deposits                                    100,000                   -
         Accrued interest                                                     19,194                   -
         Deferred revenue                                                     16,288             (47,579)
                                                                     -----------------   -----------------

             NET CASH FLOWS USED IN OPERATING ACTIVITIES                  (1,462,441)         (1,476,767)
                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                                   (115,166)           (119,140)
     Patents, trademarks and other intangibles                               (65,922)           (110,544)
                                                                    -----------------   -----------------

             NET CASH FLOWS USED IN INVESTING ACTIVITIES                    (181,088)           (229,684)
                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from shareholder loans                                         750,000                   -
     Principal payments on notes payable                                     (21,220)         (1,113,564)
     Proceeds from sale of common stock                                      465,571           4,051,401
                                                                    -----------------   -----------------

             NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               1,194,351           2,937,837
                                                                    -----------------   -----------------

             TOTAL INCREASE (DECREASE) IN CASH AND
                 CASH EQUIVALENTS                                           (449,178)          1,231,386

             CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  523,072              41,723
                                                                    -----------------   -----------------

             CASH AND CASH EQUIVALENTS, END OF PERIOD               $         73,894    $      1,273,109
                                                                    =================   =================

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

         The Company's previously issued financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005, have been restated to properly record the accounting of the stock issued for settlement of shareholder loans. As a result of this restatement the Company recorded $449,871 of additional interest expense based on the fair value of the stock issued. The Company issued 1,000,000 shares of common stock valued at $966,000 to settle $500,000 of shareholder loans and accrued interest of $16,129. The remaining difference of $449,871 has been recorded in the restated financial statements as additional interest expense.

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


         The following table summarizes the effect of the restatement on the financial statements as of and for the three and six months ended June 30, 2005:

                                         Three months ended                      Six months ended
                                             June 30,                                 June 30,
                                      2005                2004                 2005                2004
                                -----------------   ------------------   -----------------   ------------------
                                    (Restated)          (Previously          (Restated)          (Previously
                                                         Reported)                                Reported)
Contract revenues               $        367,791    $         367,791    $        807,554    $         807,554

Total operating expenses               1,269,809            1,269,809           2,645,637            2,645,637
                                -----------------   ------------------   -----------------   ------------------

Loss from operations                    (929,018)            (929,018)         (1,838,083)          (1,838,083)
Other income                              14,416               14,416              13,779               13,779
Interest expense                        (469,542)             (19,671)           (472,389)             (22,518)
                                -----------------   ------------------   -----------------   ------------------

NET LOSS                              (1,384,144)            (934,273)         (2,296,693)          (1,846,822)
                                -----------------   ------------------   -----------------   ------------------

NET LOSS PER SHARE              $          (0.05)   $           (0.03)   $          (0.08)   $           (0.07)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                    2005                2004
                                                                            -----------------   ------------------
                                                                                (Restated)          (Previously
                                                                                                      Reported)
Accumulated deficit                                                      $     (6,458,679)   $      (6,008,808)
Total stockholders' deficit                                              $       (112,471)   $        (112,471)


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

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



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

         Property under capital leases is amortized over the shorter of the terms of the respective leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method over the following estimated useful lives:

            Assets                                           Useful Lives
            ------                                           ------------

         Printing equipment                                    3 - 5 years
         Machinery and equipment                               3 - 7 years
         Furniture and fixtures                                3 - 7 years
         Computer equipment                                    3 - 5 years
         Software                                                  5 years
            Leasehold improvements                                 5 years
            Engraving equipment                                    5 years

         When property and equipment are retired or otherwise disposed of, the book value is removed from the asset account and the accumulated depreciation and amortization is removed from the accounts, and the net gain or loss is included in the determination of net income or loss.

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



(1)      Summary of significant accounting policies (Continued)
         ------------------------------------------------------

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

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



(1)      Summary of significant accounting policies (Continued)
         ------------------------------------------------------

         We have calculated EPS in accordance with SFAS No. 128. The following table includes the basic and diluted EPS computations for the three and six months ended June 30, 2005 and 2004.

         Common stock equivalents for the three and six months ended June 30, 2005 and 2004 were not included in the computation of diluted earnings per share because they were anti-dilutive.

                                     For the three months Ended June 30, 2005           For the three months Ended June 30, 2004
                              ------------------------------------------------------  ----------------------------------------------

                                                     Weighted                                            Weighted
                                                     Average           Per Shares                        Average         Per Shares
                                    Net Loss          Shares             Amount         Net Loss          Shares           Amount
                              ------------------  ---------------  -----------------  --------------  ---------------  ------------
Basic EPS                     $    (1,384,144)        27,783,519    $         (0.05)  $    (673,548)      26,028,175   $      (0.03)

Effect of stock options                                  300,000                                                   -

Anti-dilutive stock
options                                                 (300,000)                                                  -
                              ------------------  ---------------  -----------------  -------------   --------------   ------------
     Diluted EPS              $    (1,384,144)        27,783,519    $         (0.05)  $    (673,548)      26,028,175   $      (0.03)
                              ==================  ===============  =================  ==============  ===============  ============


                                     For the six months Ended June 30, 2005             For the six months Ended June 30, 2004
                              ------------------------------------------------------  ----------------------------------------------

                                                     Weighted                                                Weighted
                                                     Average           Per Shares                            Average     Per Shares
                                    Net Loss          Shares             Amount         Net Loss          Shares           Amount
                              ------------------  ---------------  -----------------  -------------  ---------------  --------------

Basic EPS                     $    (2,296,693)        27,574,405    $         (0.08)  $  (1,445,949)      24,614,806   $      (0.06)

Effect of stock options                                  300,000                                                   -

Anti-dilutive stock
options                                                 (300,000)                                                  -
                              ------------------  ---------------   ---------------   -------------  ---------------   -------------
     Diluted EPS              $    (2,296,693)        27,574,405    $         (0.08)  $  (1,445,949)      24,614,806   $      (0.06)
                              ==================  ===============  =================  =============  ===============  ==============


                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies (Continued)
         ------------------------------------------------------

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

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



(1)      Summary of significant accounting policies (Continued)
         ------------------------------------------------------

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

                                 Three months ended June 30,              Six months ended June 30,
                                   2005                 2004               2005                 2004
                             ------------------     --------------   -----------------     ---------------
                                  (Restated)                             (Restated)
         Net Loss
              As reported    $      (1,384,144)  $       (673,548)   $     (2,296,693)  $      (1,445,949)
              Pro forma             (1,430,785)          (673,548)         (2,370,959)         (1,445,949)

         Loss per share
              As reported                (0.05)  $          (0.03)              (0.08)  $           (0.06)
              Pro forma                  (0.05)             (0.03)              (0.09)              (0.06)


         In calculating pro forma compensation related to employee stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                           Three months ended      Nine months ended
                                                June 30,               June 30,
                                            2005        2004       2005        2004
                                          --------   --------   --------    --------
         Dividend yield                      None        None       None          None
         Expected volatility                 145.32%     N/A        145.32%       N/A
         Risk-free interest rate             4.14%       N/A        4.14%         N/A
         Expected life of options (years)    10.0        N/A        10.0          N/A


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

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



(1)      Summary of significant accounting policies (Continued)
         ------------------------------------------------------

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

         The Company is evaluating the requirements under SFAS 123R and expects the adoption may result in additional compensation expense in our statements of operations. The pro forma impact of recognizing compensation expense for options issued are illustrated in Note 1 of the Financial Statements, Accounting for Stock-Based Compensation.

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

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS




(1)      Summary of significant accounting policies (Continued)
         ------------------------------------------------------

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

(2)      Going concern
         -------------

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred aggregate net losses of $6,458,679 and net losses of $1,384,144 and $673,548 for the three months ended June 30, 2005 and 2004, respectively and $2,296,693 and $1,445,949 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and July 31, 2005, the Company had cash available to fund operations of $73,894 and $88,834, respectively.

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

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



(3)      Property and equipment
         ----------------------

                                                                     June 30,
                                                                       2005
                                                                ----------------

        Printing equipment                                      $        72,293
        Engraving equipment                                              20,460
        Machinery and equipment                                          73,939
        Furniture and fixtures                                          111,417
        Computer equipment                                               79,585
        Software                                                         37,794
        Leasehold improvements                                           34,589
                                                                ----------------
                                                                        430,077
        Accumulated depreciation and amortization                       (96,730)
                                                                ----------------

           Net property and equipment                           $        333,347
                                                                ================

         Included in property, plant and equipment are the following leases:

                                                                     June 30,
                                                                       2005
                                                                ----------------

        Telephone equipment                                     $         6,714
        Furniture & Fixtures                                              7,460
        Printing equipment                                               84,195
                                                                ----------------
                                                                         98,369
        Accumulated amortization                                        (50,035)
                                                                ----------------
                Net property and equipment under
                capital leases                                  $         48,334
                                                                ================

         The aggregate depreciation and amortization charged to operations was $20,984 and $15,268 for the three months ended June 30, 2005 and 2004, respectively and $38,887 and $26,850 for the six months ended June 30, 2005 and 2004, respectively.

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



(4)      Intangible assets
         -----------------

         Amortization expense was $4,165 and $1,552 for the three months ended June 30, 2005 and 2004, respectively and $7,947 and $2,857 for the six months ended June 30, 2005 and 2004 respectively.

                                                             June 30,
                                                               2005
                                                       ------------------
         Amortized intangibles
             Patents                                   $          179,386
             Trademarks                                           167,543
                                                       ------------------

                Total                                  $          346,929

                Accumulated amortization               $           21,919
                                                       ------------------

         Total intangible assets                       $          325,010
                                                       ==================

(5)      Accounts payable, trade
         -----------------------

         During the six months ended June 30, 2005, the Company's accounts payable balance included one balance owed to vendors that exceeded 5% of total current liabilities. The amount, $117,493 was payable to the Company's patent attorney.

(6)      Area development rights deposits
         --------------------------------

         During the three months ended June 30, 2005, the Company entered into a contingent agreement for the sale of area development rights for $100,000. The area developer will have the right to, within sixty days of being provided with an area development, either enter into the area development agreement or receive 133,333 shares of the common stock of the Company.

(7)      Deferred revenue
         ----------------

         The Company has entered into non-cancelable licensing agreements with international wholesalers with terms of 2 to 4 years. Under these contracts the wholesalers acquire exclusive rights to distribute imprinted floral products within a geographic region. License fees under these agreements are paid to the Company at inception and are recognized over the life of the contract. At June 30, 2005, the Company has unamortized deferred revenue of $112,461. The Company recognized revenue from international license fees of $35,337 and $41,192 for the three months ended June 30, 2005 and 2004 and $63,712 and $71,505 for the six months ended June 30, 2005 and 2004.

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



(8)      Shareholder Loans
         -----------------

         During the six months ended June 30, 2005 three shareholders each loaned $250,000 to the Company. Two of the loans, totaling $500,000, were 90 day short term loans with interest accruing at the rate of 12% per annum and secured by an aggregate of 1,000,000 shares of the Company's common stock. These loans reached maturity on June 25, 2005 and the Company issued 1,000,000 shares of its common stock valued at $966,000 to settle the loan balance of $500,000 plus $16,129 in accrued interest. As a result of this transaction, the Company recorded additional non-cash interest expense of $449,871 representing the difference between the fair market value of the stock on the settlement date and the loan balance. The third loan is a 90 day short term loan with interest accruing at the rate of 8% per annum.

(9)      Capital leases
         --------------

         The Company has capitalized lease obligations for $26,085 at June 30, 2005. The current portion of the capitalized lease obligations is $13,197. Future minimum lease payments under capital leases together with the present value of the net minimum lease payments and the estimated maturities for other long-term obligations are as follows:


          Years Ending December 31,
          -------------------------
                2005                                         $       13,197
                2006                                                  4,620
                2007                                                  4,620
                2008                                                  4,620
                2009                                                  3,033
                                                             --------------

         Total minimum lease payments                                30,090

         Less amount representing interest                            4,005
                                                             --------------

         Present value of net minimum lease payments         $       26,085
                                                             ==============

(10)     Stockholders' Equity
         --------------------

         During the six months ended June 30, 2005, the Company issued 656,400 shares of its $.001 par value common stock ("Common Stock") to six unrelated accredited investors. The total proceeds were $492,300 less offering expenses of $26,730.

         Also during the six months ended June 30, 2005, the Company issued 1,000,000 shares with a value of $966,000 of its common stock to settle shareholder loan balances totaling $500,000 plus $16,129 in accrued interest resulting in additional interest expense of $449,871.

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



(11)     Stock option plan
         -----------------

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

         On November 22, 2004,  300,000  options under the "2004  Speaking Roses
         Equity Incentive Plan" were granted and vested to members of the Company's Board of Directors. The stock options were granted at an exercise price equal to the fair market value on the date of the grant. The Company's quoted stock price on November 22, 2004 was $1.60 per share. Although the Company granted options during the six month period ended June 30, 2005, only those grants mentioned in this paragraph are exercisable as of June 30, 2005.

                                                               Exercise
                                       Options                   Price
                                     -----------------   ----------------------
Outstanding, December 31, 2003                     -     $                    -

     Granted                                 300,000                       1.60
     Exercised                                     -                          -
     Canceled                                      -                          -

Outstanding, December 31, 2004               300,000                       1.60

     Granted                                       -                          -
     Exercised                                     -                          -
     Canceled                                      -                          -

                                     -----------------   ----------------------
Outstanding, June 30, 2005                   300,000    $                  1.60
                                     =================   ======================

(12)     Operating leases
         ----------------

         The Company leases multiple facilities for its general, selling and production activities. Rent expense for the three months ended June 30, 2005 and 2004 was $43,222 and $13,203, respectively and $61,877 and
         $27,429 for the six months ended June 30, 2005 and 2004, respectively.

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS




(13)     Interest Expense
         ----------------

         Interest expense for the three and six months ended June 30, 2005 includes an amount in connection with the repayment of notes payable to shareholders. During the three months ended June 30, 2005, the Company issued 1,000,000 shares of our common stock valued at $966,000 to settle loan balances totaling $500,000 plus $16,129 in accrued interest. As a result of this transaction, the Company recorded additional non-cash interest expense of $449,871 representing the difference between the fair market value of the stock on the settlement date and the loan balances.

(14)     Income Taxes
         ------------

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

(15)     Related party transactions
         --------------------------

         For the three months ended June 30, 2005 and 2004, the Company paid management and consulting fees and other expenses totaling $43,050 and $10,295, respectively, and $68,284 and $29,262 for the six months ended June 30, 2005 and 2004, respectively, to companies controlled by affiliates of certain principal shareholders of the Company.

         In connection with the repayment of notes payable to shareholders, the Company issued 1,000,000 shares of its common stock valued at $966,000 to settle loan balances totaling $500,000 plus $16,129 in accrued interest. As a result of this transaction, the Company recorded additional non-cash interest expense of $449,871 representing the difference between the fair market value of the stock on the settlement date and the loan balances.

(16)     Cash flow disclosures
         ---------------------

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

         In connection with the repayment of notes payable to shareholders, the Company issued 1,000,000 shares of its common stock valued at $966,000 to settle loan balances totaling $500,000 plus $16,129 in accrued interest. As a result of this transaction, the Company recorded additional non-cash interest expense of $449,871 representing the difference between the fair market value of the stock on the settlement date and the loan balances.

                       SPEAKING ROSES INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(17)     Subsequent events
         -----------------

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

                      SPEAKING ROSES INTERNATIONAL, INC.



              below with respect to SR's operations to account for any such potential differences, nor have we highlighted those areas where the results of SR's financial operations may have been different it if had been operated in a taxable corporate form.

Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

Results of Operations

Sales
-----

Sales for the three and six months ended June 30, 2005 were $368,000 and $808,000 compared to sales of $521,000 and $1,248,000 for the same periods in the prior year. Our net loss before income taxes for the first three and six months of 2005 was $1,384,000 or ($.05) per share and $2,297,000, or ($.08) per share compared to $674,000, or ($.03) per share and $1,446,000, or ($.06) per share for the same three and six months ended June 30, 2004. The decrease was due primarily to slower sales to mass marketers resulting from competitive pressure. We also decreased our sales efforts in that channel as we change our strategic direction toward retail, rather than wholesale distribution.

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

Cost of Goods Sold
------------------

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

Selling and Marketing
---------------------

Selling and marketing expenses were $512,000 and $1,095,000 for the three and six months ended June 30, 2005, respectively and $472,000 and $846,000 for the three and six months ended June 30, 2004, respectively. The increases in selling

                      SPEAKING ROSES INTERNATIONAL, INC.



and marketing costs for the three and six months ended June 30, 2005 compared to the same periods in 2004 are primarily due to increased marketing expenses, including the hiring of additional employees and the planned increase in marketing expenditures.

General and administrative
--------------------------

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

Interest Expense
----------------

Interest expense was $469,542 and $472,389 for the three and six months ended June 30, 2005, respectively and $1,789 and $13,812 for the same three and six months ended June 30, 2004. The large increase from the 2004 amounts as compared to the 2005 amounts was in connection with the repayment of notes payable to shareholders. During the three months ended June 30, 2005, we issued 1,000,000 shares of its common stock valued at $966,000 to settle loan balances totaling $500,000 plus $16,129 in accrued interest. As a result of this transaction, we recorded additional non-cash interest expense of $449,871 representing the difference between the fair market value of the stock on the settlement date and the loan balances.

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

                      SPEAKING ROSES INTERNATIONAL, INC.



funding from outside sources. During the six months ended June 30, 2005, we received $466,000, net of offering expenses, from the sale of stock in a private placement and $750,000 in loans from shareholders. $500,000 of those loans was cancelled in exchange for issuance of 1,000,000 shares of the Company's common stock.

Capital Expenditures
--------------------

Capital expenditures totaled $181,000 and $230,000 for the six months ended June 30, 2005 and 2004, respectively. Expenditures in 2005 were primarily for leasehold improvements, office equipment, software and patent and trademark applications.

Financing
---------

During the three and six months ended June 30, 2005, the Company issued 656,000 shares of its $.001 par value common stock ("Common Stock") to unrelated accredited investors at a price of $.75 per share. Also during the three months ended June 30, 2005, the Company collected fees of $100,000 for rights to be an area developer of retail distribution outlets. The area developer will have the right to, within sixty days of being provided with an area development agreement, either enter into the area development agreement or receive133,333 shares of common stock of the Company. The Company received $750,000 in loans from shareholders. The notes are 90 day short term loans.

SRII has not achieved quarterly or annual profits as either SR (prior to the SR acquisition) or as SRII. Accordingly, until we prove to be profitable, we can give no assurances that we have sufficient capital resources or liquidity to satisfy working capital and operating requirements beyond our current cash balances. The Company's ability to continue as a going concern is dependent upon its ability to generate future profits and to generate sufficient capital to meet its obligations on a timely basis. The Company is attempting to raise additional funds. No assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. To fund future growth and operations, it will be necessary to either raise additional capital or produce earnings that can be used for operations of the business. During the three and six months ended June 30, 2005, expenses exceeded our revenues by approximately $1,384,000 and $2,297,000. Net cash flows used in operating activities during the six months ended June 30, 2005 and 2004 were $1,462,000 and $1,477,000.

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

                      SPEAKING ROSES INTERNATIONAL, INC.



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

         o    the success of our retail distribution business plan;

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

The financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred aggregate net operating losses of $6,459,000 and operating losses of $1,384,000 and $674,000 for the three months ended June 30, 2005 and 2004, respectively and $2,297,000 and $1,446,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and July 31, 2005, we have cash available to fund operations of $74,000 and $89,000, respectively.

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

                      SPEAKING ROSES INTERNATIONAL, INC.



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

                      SPEAKING ROSES INTERNATIONAL, INC.



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

                      SPEAKING ROSES INTERNATIONAL, INC.



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

                      SPEAKING ROSES INTERNATIONAL, INC.


(2) Incorporated by reference from our current report on Form 8-K filed February 5, 2004.

(3) Incorporated by reference from our annual report on Form 10-KSB filed April 13, 2004.

(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended June 30, 2005:

             Report Filing Date                         Item Reported
             -------------------                        -------------
(a)    Current Report on Form 8-K filed May 13,   Patented granted by the United
       2005                                       States Patent and Trademark
                                                  Office

(b)    Current report on Form 8-K filed May 25,   Appointment of new Chief
       2005                                       Executive Officer

SIGNATURES

In accordance with the requirements Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPEAKING ROSES INTERNATIONAL, Inc.

By:       /s/ John W. Winterholler
          John W. Winterholler
          President and
          Chief Executive Officer
Date:     November 21, 2005

By:       /s/ Bradley E. Wittwer
          Bradley E. Wittwer
          Chief Financial Officer
Date:     November 21, 2005