Form 10QSB
period 2005-09-30
SPEAKING ROSES INTERNATIONAL INC
filed 2005-11-22
CIK 884321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)
      [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the three-month period ended September 30, 2005
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-22515


                       SPEAKING ROSES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Utah                                           20-0612376
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification Number)

          545 West 500 South, Suite #170                       84010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of November 7, 2005, there were 29,110,273 common shares outstanding.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION.


Item 1.  Financial Statements

The accompanying unaudited condensed consolidated financial statements of Speaking Roses International, Inc. and Subsidiary ("SRII" or the "Company") as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed financial statements for the nine months ended September 30, 2004 are combined results of the Company and Speaking Roses, LLC. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the notes hereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of September 30, 2005 and December 31, 2004 and our results of operations, financial position and changes therein for the three and nine months ended September 30, 2005 and 2004 have been included. The results of operations for the three and nine months ended
September 30, 2005 may not be indicative of the results for the year ending December 31, 2005.

In Management's Discussion and Analysis or Plan of Operations in Item 2, we have compared the operating results and financial position of SRII for the three and nine months ended September 30, 2005 and of the Company and Speaking Roses LLC for the three and nine months ended September 30, 2004. We believe these comparisons may not be meaningful and caution should be exercised by readers in utilizing these comparisons.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                       September 30,          December 31,
                                                                                            2005                  2004
                                                                                      -------------------   -------------------
                                     ASSETS
                                     ------

CURRENT ASSETS
     Cash                                                                            $           94,400    $          523,072
     Accounts receivable, less allowance for doubtful accounts
         of $1,567 and $45,657, respectively                                                     49,981                62,785
     Inventories                                                                                 87,514                32,380
     Prepaid expenses                                                                            35,590                27,930
     Other current assets                                                                           709                     -
                                                                                     -------------------   -------------------

            TOTAL CURRENT ASSETS                                                                268,194               646,167
                                                                                     -------------------   -------------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization
     of $117,280 and $57,843, respectively                                                      316,515               257,066
                                                                                     -------------------   -------------------

OTHER ASSETS
     Deposits                                                                                     9,267                 6,285
     Patents and trademarks, net of accumulated amortization
         of $26,542 and $13,971, respectively                                                   356,008               267,037
                                                                                     -------------------   -------------------

            TOTAL OTHER ASSETS                                                                  365,275               273,322
                                                                                     -------------------   -------------------


            TOTAL ASSETS                                                             $          949,984    $        1,176,555
                                                                                     ===================   ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------

CURRENT LIABILITIES
     Accounts payable, trade                                                         $          530,797    $          207,563
     Accrued expenses                                                                           116,428                56,737
     Area development rights deposits                                                           870,300                     -
     Accrued interest                                                                             8,067                     -
     Deferred revenue                                                                           100,038                96,173
     Note payable to shareholder                                                                250,000                     -
     Current portion of capital lease obligations                                                 3,299                32,702
                                                                                     -------------------   -------------------

            TOTAL CURRENT LIABILITIES                                                         1,878,929               393,175
                                                                                     -------------------   -------------------

DEFERRED REVENUE, less current portion                                                          170,008                     -
                                                                                     -------------------   -------------------
CAPITAL LEASE OBLIGATIONS, less current portion                                                  12,099                14,602
                                                                                     -------------------   -------------------
COMMITMENTS AND CONTINGENCIES (See note 13)

Preferred Stock, par value $.001; authorized 30,000,000 shares,
     no shares issued                                                                                 -                     -
Common Stock, par value $.001; authorized 70,000,000 shares,
     29,110,273 and 27,339,207 shares issued and outstanding, respectively                       29,110                27,339
     Additional paid-in capital                                                               6,443,626             4,903,427
     Accumulated deficit                                                                     (7,583,788)           (4,161,988)
                                                                                       -----------------     -----------------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (1,111,052)              768,778
                                                                                        -----------------     -----------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $          949,984    $        1,176,555
                                                                                     ===================   ===================


                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three months ended                Nine months ended
                                                                       September 30,                     September 30,
                                                                 2005             2004             2005             2004
                                                             --------------   --------------   --------------   --------------
SALES
     Product sales                                           $     202,201    $     177,684    $     896,667    $   1,271,288
     License fees and other revenue                                 50,017           53,787          142,105          177,179
     Royalties                                                      10,500           11,322           31,500           40,458
                                                             --------------   --------------   --------------   --------------
        TOTAL SALES                                                262,718          242,793        1,070,272        1,488,925

COST OF GOODS SOLD                                                 196,418          170,229          924,999        1,088,600
                                                             --------------   --------------   --------------   --------------

        GROSS PROFIT                                                66,300           72,564          145,273          400,325
                                                             --------------   --------------   --------------   --------------

OPERATING EXPENSES
     Sales and marketing                                           314,973          343,953        1,386,551        1,490,328
     General and administrative                                    450,349          381,046        1,248,392        1,013,320
     Research and development                                      413,716            6,628          461,151           17,712
                                                             --------------   --------------   --------------   --------------
        TOTAL OPERATING EXPENSES                                 1,179,038          731,627        3,096,094        2,521,360
                                                             --------------   --------------   --------------   --------------

        OPERATING LOSS                                          (1,112,738)        (659,063)      (2,950,821)      (2,121,035)
                                                             --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE)
     Other income                                                        -              558           14,203           15,069
     Interest income                                                   371            3,437              747           10,959
     Other expense                                                  (2,338)               -           (2,338)               -
     Interest expense                                               (9,474)          (2,149)        (481,863)          (8,470)
                                                             --------------   --------------   --------------   --------------

        TOTAL OTHER INCOME (EXPENSE)                               (11,441)           1,846         (469,251)          17,558
                                                             --------------   --------------   --------------   --------------

        LOSS BEFORE PROVISION FOR INCOME TAXES                  (1,124,179)        (657,217)      (3,420,072)      (2,103,477)

        Income tax expense                                            (930)            (800)          (1,730)            (900)
                                                             --------------   --------------   --------------   --------------

        NET LOSS                                             $  (1,125,109)   $    (658,017)   $  (3,421,802)   $  (2,104,377)
                                                             ==============   ==============   ==============   ==============

        NET LOSS PER COMMON SHARE,
           BASIC AND DILUTED                                 $       (0.04)   $       (0.02)   $       (0.12)   $       (0.08)
                                                             ==============   ==============   ==============   ==============

        WEIGHTED AVERAGE NUMBER OF COMMON
           SHARES OUTSTANDING,
               BASIC AND DILUTED                                29,026,112       26,439,207       28,066,176       25,562,548
                                                             ==============   ==============   ==============   ==============


                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                       2005                2004
                                                                                 -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                    $     (3,421,802)   $     (2,104,377)
     Adjustments to reconcile net loss to net cash
         flows used in operating activities:
         Depreciation and amortization expense                                             74,531              48,350
         Common stock issued for interest expense                                         449,871                   -
         (Gain) / Loss on sale of assets                                                    2,338                 (53)
         Gain on forgiveness of liability                                                 (14,203)            (14,464)
     (Increase) decrease in operating assets:
         Accounts receivable                                                               12,804              45,885
         Inventories                                                                      (55,134)            (42,212)
         Prepaid expenses                                                                  (7,659)              7,527
         Other current assets                                                                (709)                  -
         Deposits                                                                          (2,982)             (1,500)
     Increase (decrease) in operating liabilities:
         Accounts payable, trade                                                          299,312            (197,165)
         Accrued expenses                                                                  59,691              21,168
         Area development rights deposits                                                 870,300                   -
         Accrued interest                                                                  24,196              14,464
         Deferred revenue                                                                 173,873             (98,734)
                                                                                 -----------------   -----------------

             NET CASH FLOWS USED IN OPERATING ACTIVITIES                               (1,535,573)         (2,321,111)
                                                                                 -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                   (90,036)           (133,144)
     Proceeds from sale of property and equipment                                           4,415                   -
     Increase in patents, trademarks and other intangibles                               (101,541)           (143,935)
                                                                                 -----------------   -----------------

             NET CASH FLOWS USED IN INVESTING ACTIVITIES                                 (187,162)           (277,079)
                                                                                 -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable to shareholders                                          750,000                   -
     Principal payments on notes payable                                                        -          (1,105,789)
     Principal payments on capital lease obligations                                      (31,907)                  -
     Proceeds from sale of common stock                                                   575,970           4,051,401
                                                                                 -----------------   -----------------

             NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                            1,294,063           2,945,612
                                                                                 -----------------   -----------------

             INCREASE (DECREASE) IN CASH                                                 (428,672)            347,422

             CASH AT BEGINNING OF PERIOD                                                  523,072              41,723
                                                                                 -----------------   -----------------

             CASH AT END OF PERIOD                                               $         94,400    $        389,145
                                                                                 =================   =================

CASH PAID DURING THE PERIOD FOR
     Interest                                                                    $         15,863    $          8,470
     Income taxes                                                                $          1,730    $            900

                                    Continued

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                                    Continued




Supplemental schedule of non-cash investing and financing activities during the nine months ended September 30, 2005:

In connection with the repayment of notes payable to shareholders, the Company issued 1,000,000 shares of its common stock valued at $966,000, to settle loan balances totaling $500,000 plus $16,129 in accrued interest. As a result of this transaction, the Company recorded additional non-cash interest expense of $449,871 representing the difference between the fair market value of the stock on the settlement date and the loan balances.

The Company acquired equipment totaling $38,125 for which payment had not been made as of September 30, 2005 and which is included in accounts payable.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies
         ------------------------------------------

         Nature of operations - Speaking Roses International, Inc. and Subsidiary (the "Company" or "SRII") owns patented and other proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks, and pictures. In addition to its own production, the Company has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, the Company sells embossed flowers and bouquets containing embossed flowers directly to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by the Company and by licensed wholesale flower providers. The Company has recently developed a retail distribution model and has begun to offer area development and franchise rights in those jurisdictions which do not require regulatory approval. The Company formed a wholly owned subsidiary, Speaking Roses Development Corporation ("SRDC"), during August 2005 through which to conduct its franchise activities. SRII's financial statements now include the accounts of SRDC. The Company has also licensed the technology and equipment to exclusive licensees in international markets and is beginning to offer area development and franchise rights internationally.

         Acquisition - On February 6, 2004, Millennium Electronics, Inc. issued 20,551,264 shares to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities. These newly issued shares represented approximately 80% of the Company's then outstanding common shares. In connection with this transaction, the Company changed its domicile from the State of Nevada to the State of Utah. In addition, the then current officers and directors of the Company resigned and affiliates of SR were appointed and elected as the Company's officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger. Therefore, the financial statements as of and for the year ended December 31, 2004 included in the Company's Form 10-KSB, included historical results of SR through February 6, 2004 and the combined results of the Company and SR subsequent to the reverse merger. The Company paid all legal and accounting expenses and other direct costs totaling approximately $71,000 associated with the acquisition.

         Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and notes required by U.S. generally accepted accounting principles and should, therefore, be read in conjunction with our annual report on Form 10-KSB. These condensed consolidated financial statements include only normal recurring adjustments necessary for a fair presentation of the financial statements. The interim operating results are not necessarily indicative of the results for a full year.

         The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SRDC. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior years are reclassified for comparability to the current year's presentation. These reclassifications have no effect on net income or loss.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

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

         Inventories - Inventories consist primarily of product for both the wholesale and retail channels including silk roses, franchise store supplies, inks and other printing supplies, and shipping materials. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis and market determined using realizable value.

         Patents and trademarks - Certain costs related to obtaining patents and trademarks of the Company have been capitalized. Patents and trademarks are amortized over their legal lives of 20 years from the date of filing.

         Property  and  equipment - Property and  equipment  are stated at cost.
         Major  additions  and  improvements   are   capitalized.   Repairs  and
         maintenance costs are expensed when incurred.

         Property held under capital leases is amortized over the shorter of the terms of the respective leases or the estimated useful lives of the assets. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

            Assets                                          Useful Lives
            ------                                          ------------

         Machinery and equipment                              3 - 7 years
         Furniture and fixtures                               3 - 7 years
         Computer equipment and software                      3 - 5 years
         Leasehold improvements                                   5 years

         Upon retirement or other disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is included in the determination of net income or loss.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         Long-lived assets - The Company assesses its property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company periodically reviews its property and equipment and other definite-lived tangible and intangible assets for impairment in accordance with SFAS No. 144 when events or circumstances indicate the existence of a possible impairment. In determining whether an asset is impaired, the Company must make assumptions regarding recoverability of costs, estimated future net cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets. As of December 31, 2004, the Company determined that it had excess floral embossing equipment and the carrying value of this equipment exceeded the estimated net future cash flows. An impairment charge of $52,582 was recorded in the fourth quarter of 2004. The Company did not record any impairment charges for the three and nine months ended September 30, 2005 and 2004.

         Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $10,885 and $7,628 for the three months ended September 30, 2005 and 2004, respectively, and $51,154 and $326,796 for the nine months ended September 30, 2005 and 2004, respectively.

         Income Taxes - Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company provides a valuation allowance for deferred tax assets when it does not believe that it is more likely than not that the deferred tax assets will be realized. As of September 30, 2005 and December 31, 2004, the Company has recorded a 100% valuation allowance on its deferred income tax assets.

         Net loss per common share - The Company applies Statement of Financial Accounting Standards No. 128 "Earnings Per Share," (SFAS No. 128), which requires the calculation of basic and diluted net loss per common share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed taking into account dilutive common stock equivalents using the "treasury stock" method. Common stock equivalents for the three and nine months ended September 30, 2005 and 2004 were not included in the computation of diluted net loss per common share because they were anti-dilutive, thereby decreasing the net loss per common share.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         Revenue recognition - Revenue from direct product sales is recognized when the following four revenue criteria (as defined by the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 ("SAB 104")) are met: (1) persuasive evidence of an arrangement exists; (2) products are shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company uses domestic floral wholesalers to emboss, fulfill and distribute their direct product sales. The wholesalers emboss and fulfill orders using the Company's proprietary technology and equipment. Under these fulfillment arrangements, the Company is the primary obligor, assumes inventory risk upon customer return, establishes price, provides embossing specifications and techniques and assumes credit risk. As a result, and in accordance with Emerging Issues Task Force No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), the Company recognizes revenue on a gross basis for direct product sales. Gross sales are reduced by returns, chargebacks and other discounts.

         Revenue from licensing agreements with international wholesalers is recognized on a monthly basis over the lives of the agreement beginning on the commencement dates of the license agreements. Under the terms of these non-cancelable license agreements, fees are generally paid in advance by the wholesaler for the exclusive rights to distribute imprinted floral products within a geographical region. Fees are recorded initially as deferred revenue and amortized as revenue on a straight-line basis over the lives of the agreements. The terms of these non-cancelable license agreements are generally 2 to 4 years. The Company also receives a royalty on sales of all imprinted flowers and monthly rental fees for use of the proprietary equipment. Royalties are recognized as earned in accordance with SAB 104 and EITF 99-19.

         Revenue from wholesale originated sales is recognized as commission revenue when the revenue recognition criteria as defined in SAB 104 are met. Under these arrangements, the wholesalers initiate sales to their customers, are responsible for collections and have a risk of loss of inventory. The Company recognizes only its commission portion of the price paid by the customers to the wholesalers for the products since the Company is acting as an agent in such transactions. Commission revenues are reduced accordingly for returns, chargebacks and discounts.

         The Company recognizes franchise fee revenue and revenue associated with sales of area development rights when earned in accordance with SFAS No. 45, "Accounting for Franchise Fee Revenue." Franchise fee revenue is recognized when all material services or conditions relating to the sale of a franchise have been substantially performed or satisfied by the Company, which generally occurs upon the commencement of franchise operations. Revenues from the sale of area development rights are recognized proportionately as the franchised stores, subject to the area development agreements, commence operations. Franchise royalties, which are based on a percentage of franchised stores' sales, are recognized as earned. As of September 30, 2005, the Company had not yet recognized any revenue associated with franchise fees, area development rights or franchise royalties.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         The Company records provisions against revenue for sales returns and allowances in the same period as the related revenue is recorded. The Company also records estimates for bad debt expense resulting from customers' inability to pay for the products or services received due to such factors as bankruptcy. These estimates are based on historical sales returns and bad debt expenses, analysis of credit memo data, and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns or bad debts, revenue or net loss will be overstated or understated.

         Accounting for stock based compensation - The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The
         Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and net loss per common share would be increased to the following pro forma amounts:

                                        Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                        2005           2004          2005        2004                                     2004
                                    ------------   ----------   ------------   ------------
Net loss as reported                $ (1,125,109)  $ (658,017)  $ (3,421,802)  $ (2,104,377)
Add (Deduct): Change in stock-
   based employee compensation
   included in reported net loss,
   net of $0 related tax effects               -            -              -           -
Add: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of $0
   related tax effects                   (65,843)           -       (135,355)      (501,455)
                                    ------------   ----------   ------------   ------------

Pro forma net loss                  $ (1,190,952)  $ (658,017)  $ (3,557,157   $ (2,605,832)
                                    ============   ==========   ============   ============

Net loss per common share (basic and diluted):
As reported                         $      (0.04)  $    (0.02)  $      (0.12)  $      (0.08)
                                    ============   ==========   ============   ============
Pro forma                           $      (0.04)  $    (0.02)  $      (0.13)  $      (0.10)
                                    ============   ==========   ============   ============

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         In calculating pro forma compensation related to employee stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                     Three months ended      Nine months ended
                                       September 30,            September 30,
                                      2005        2004       2005        2004
                                    --------   --------   --------    --------
Dividend yield                      None        N/A        None          N/A
Expected volatility                 144.68%     N/A        145.03%       N/A
Risk-free interest rate             4.34%       N/A        4.23%         N/A
Expected life of options (years)    10.0        N/A        10.0          N/A


         Receivables - The Company records an allowance for doubtful accounts receivable based on the collection history from the specific customer. The allowance for doubtful accounts at September 30, 2005 and December 31, 2004 was $1,567 and $45,657, respectively.

         Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company places its cash with federally insured financial institutions. At September 30, 2005, the Company's cash in banks did not exceed the federally insured limits.

         Recent Pronouncements - The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25. Accordingly, no compensation expense has been recorded for stock options granted to employees with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment, which eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

         The Company has not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss and net loss per common share if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) are disclosed above in
         Stock-Based Compensation. Although the pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, and the transition method (as described below) chosen for adopting SFAS No. 123R.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         SFAS No. 123R will be effective for the Company beginning January 1, 2006, and requires the use of either the Modified Prospective Application Method or the Modified Retrospective Method. Under the Modified Prospective Method, SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. Alternatively, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

         On April 15, 2005, the Securities and Exchange Commission issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for SFAS No. 123R. The amended rule permits calendar year registrants subject to oversight by the SEC to implement SFAS No. 123R at the beginning of its next fiscal year. The Company will implement SFAS No. 123R at the beginning of its next fiscal year (January 1, 2006).

         In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA). The AJCA was signed into law in October 2004 and includes a tax deduction of up to 9 percent (when fully phased in) of the lesser of a) "qualified production activities income" as defined in the Act, or b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate deduction. The Company is expecting to start claiming this benefit in 2005. The Company expects the adoption of Staff Position No. FAS 109-1 will not have a material impact on the Company's financial position or results of operations.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and companies must apply the standard prospectively. The Company expects the adoption of SFAS No. 151 will not have a material impact on the Company's financial position or results of operations.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(2)      Going concern
         -------------

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $7,583,788 as of September 30, 2005 and losses of $1,125,109 and $658,017 for the three months ended September 30, 2005 and 2004, respectively, and $3,421,802 and $2,104,377 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the Company had total cash available of $94,400.

         The above factors raise substantial doubt that the Company will be able to continue as a going concern unless the Company is able to generate sufficient cash flows from its operating activities to meet its obligations as they come due or obtain additional debt or equity financing.

         The Company is attempting to raise additional funds; however, no assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. Any sale of additional equity or debt securities would result in additional dilution to the Company's shareholders.

         Management's plans to improve the Company's liquidity position include raising additional capital through the sale of common stock or issuance of debt. During the nine months ended September 30, 2005, the Company issued 1,771,066 shares of its common stock and received net proceeds of $575,970. The Company also received $750,000 in exchange for notes payable to shareholders and received $870,300 in cash from deposits for area development rights for territories to be determined.

         The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3)      Inventories
         -----------

         As of September 30, 2005, total inventories consist of the following:

                                       September 30,         December 31,
                                     ---------------   ------------------
                                            2005                 2004
                                     ---------------   ------------------

Floral products                      $        31,756    $           7,078
Non-floral products                           27,504                3,434
Printing supplies                             18,357               17,062
Shipping materials                             9,897                4,806
                                     ----------------   ------------------
     Total inventories               $        87,514    $          32,380
                                     ================   ==================

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




(4)      Property and equipment
         ----------------------

                                                 September 30,     December 31,
                                                     2005             2004
                                                ------------------------------

Machinery and equipment                         $      205,789   $    171,392
Furniture and fixtures                                 106,984         46,850
Computer equipment and software                        113,433         96,667
Leasehold improvements                                   7,589              -
                                                ---------------  -------------
                                                       433,795        314,909
Accumulated depreciation and amortization             (117,280)       (57,843)
                                                ---------------  -------------

         Net property and equipment             $      316,515   $    257,066
                                                ===============  =============

        Property and equipment held under capital lease are as follows:

                                                 September 30,    December 31,
                                                      2005            2004
                                                ---------------  -------------

Machinery and equipment                         $       23,368   $     84,195
Furniture and fixtures                                       -         14,174
                                                ---------------  -------------
                                                        23,368         98,369
Accumulated amortization                                (5,169)       (36,143)
                                                ---------------  --------------
         Net property and equipment held under
             capital leases                     $       18,199   $     62,226
                                                ================  =============

         Total depreciation and amortization expense was $22,888 and $16,522 for the three months ended September 30, 2005 and 2004, respectively, and $61,775 and $43,426 for the nine months ended September 30, 2005 and 2004, respectively.

(5)      Intangible assets
         -----------------

         Amortization expense was $4,623 and $1,613 for the three months ended September 30, 2005 and 2004, respectively, and $12,570 and $4,924 for the nine months ended September 30, 2005 and 2004, respectively.

                                            September 30,         December 31,
                                                2005                  2004
                                        ------------------     -----------------
Definite-lived intangible assets:
     Patents                            $       201,605        $      151,495
     Trademarks                                 180,945               129,513
                                        ------------------     -----------------

         Total                                  382,550               281,008

         Accumulated amortization                26,542                13,971
                                        ------------------     -----------------

         Net intangible assets          $       356,008        $      267,037
                                         ==================     ================

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(6)      Accounts payable, trade
         -----------------------

         As of September 30, 2005, the Company's accounts payable balance included two amounts owed to vendors that exceeded 5% of total current liabilities. The amounts, $153,114 and $114,930, were payable to the Company's patent law firm and corporate law firm, respectively.

(7)      Area development rights deposits
         --------------------------------

         During the nine months ended September 30, 2005, the Company entered into three agreements for the sale of area development rights and received deposits totaling $870,300. These deposits represent funds collected from potential area developers of retail distribution outlets in territories yet to be determined. One of the potential area developers, who owns more than 5% of the Company's common stock, paid $750,000 for the right to, within sixty days of being provided with a form of area development agreement, choose to either enter into the area development agreement or be issued a convertible note payable by the Company. The convertible note would have a six-month term, accrue interest at 12% per annum, and be convertible into common stock at $.50 per share. The area developers have a right to receive a refund of their deposits, plus interest, if the Company does not timely provide them with forms of area development agreements.

(8)      Deferred revenue
         ----------------

         As of September 30, 2005, the Company has deferred revenue of $270,046 which consists of $195,960 of deferred revenue associated with area development rights and $74,086 associated with international licensing agreements.

         The Company has entered into non-cancelable licensing agreements with international wholesalers with terms of 2 to 4 years. Under these contracts the wholesalers acquire exclusive rights to distribute imprinted floral products within a geographic region. License fees under these agreements are paid to the Company at inception and are recognized over the lives of the contracts using the straight-line method.

         The Company has not recognized any revenue associated with area development rights as of September 30, 2005. The Company recognized sales of international license fee revenue of $38,375 and $37,334 for the three months ended September 30, 2005 and 2004, respectively, and $102,087 and $108,839 for the nine months ended September 30, 2005 and 2004, respectively.

(9)      Notes payable to shareholder
         ----------------------------

         In May 2005, a shareholder loaned $250,000 to the Company as a 90 day short-term loan with interest accruing at an annual rate of 8%. At the end of the 90 day term, the loan was extended for an additional 30 days. At the end of the extension period, the loan was converted to a demand note and no request for payment has been received.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(10)     Capital leases
         --------------

         The Company has capitalized lease obligations for $15,397 as of September 30, 2005. The current portion of the capitalized lease obligations is $3,298. Future minimum lease payments under capital leases together with the present value of the net minimum lease payments are as follows:

         Years Ending December 31,
          -------------------------
                2005                                         $        1,155
                2006                                                  4,620
                2007                                                  4,620
                2008                                                  4,620
                2009                                                  3,820
                                                             --------------
         Total minimum lease payments                                18,835

         Less amount representing interest                           (3,438)
                                                             --------------

         Present value of net minimum lease payments         $       15,397
                                                             ==============

(11)     Stockholders equity
         -------------------

         During the nine months ended September 30, 2005, the Company issued 1,771,066 shares of its $.001 par value common stock to six unrelated accredited investors. The total net proceeds were $575,970.

(12)     Stock option plan
         -----------------

         During the year ended December 31, 2004, the Company's Board of Directors adopted the "2004 Speaking Roses Equity Incentive Plan." The stock option plan provides that options will be granted at an exercise price equal to or greater than the fair market value, have an exercise period of not more than ten years, and vest on a schedule determined by the Compensation Committee of the Board of Directors. The Company has reserved 5,000,000 shares of its common stock to administer the plan through awards to qualifying employees, directors and non-employee consultants.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(12)     Stock option plan (continued)
         -----------------------------

         On November 22, 2004,  300,000  options under the "2004  Speaking Roses
         Equity Incentive Plan" were granted and vested to members of the Company's Board of Directors. The stock options were granted at an exercise price equal to the fair market value on the date of the grant, which was $1.60 per share.
                                                Exercise
                                    Options       Price      Exercisable
                                    ---------   --------   -------------
Outstanding, December 31, 2003              -  $      -                -

     Granted, October 21, 2004        590,000      1.70                -
     Granted, November 22, 2004       300,000      1.60          300,000
     Exercised                              -         -                -
     Canceled                               -         -                -
                                    ---------             --------------

Outstanding, December 31, 2004        890,000                    300,000

     Granted, April 21, 2005          300,000     0.71                 -
     Granted, June 1, 2005            200,000     1.00                 -
     Granted, August 5, 2005          420,000     1.50                 -
     Exercised                              -        -                 -
     Canceled                        (330,000)    1.70                 -

                                    ---------             --------------
Outstanding, September 30, 2005     1,480,000                    300,000
                                    =========             ==============

(13)     Operating leases
         ----------------

         The Company leases multiple facilities for its general, administrative, selling and production activities. Rent expense for the three months ended September 30, 2005 and 2004 was $44,748 and $13,341, respectively, and $106,625 and $41,580 for the nine months ended September 30, 2005 and 2004, respectively.

(14)     Income taxes
         ------------

         The Company has net operating loss carryforwards and other temporary differences which give rise to a deferred income asset. Because management has not determined that it is more likely than not that the deferred income tax asset will be realized, a valuation allowance has been provided equal to the amount of the net deferred income tax asset. Income tax expense for the three and nine months ended September 30, 2005 and 2004 consists of minimum state income taxes during those periods.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(15)     Related party transactions
         --------------------------

         For the three months ended September 30, 2005 and 2004, the Company paid management and consulting fees and other expenses totaling $13,953 and $973, respectively, and $82,237 and $30,235 for the nine months ended September 30, 2005 and 2004, respectively, to companies controlled by affiliates of certain principal shareholders of the Company. As of September 30, 2005, the Company had amounts payable to those companies totaling $13,604; $7,237 of the total was recorded in accrued expenses and $6,367 was recorded in accounts payable, trade. As of December 31, 2004, the Company had amounts payable to those companies totaling $2,225; $1,821 in accrued expenses and $405 in accounts payable, trade. The Company had no accounts receivable from related parties as of September 30, 2005 nor as of December 31, 2004.

         In May 2005, a shareholder, who is also a member of the Company's Board of Directors, loaned $250,000 to the Company as a 90 day short-term loan with interest accruing at an annual rate of 8%. At the end of the 90 day term, the loan was extended for an additional 30 days. At the end of the extension period, the loan was converted to a demand note and no request for payment has been received.

(16)     Subsequent events
         -----------------

         During the three months ended September 30, 2005, a member of the Board of Directors loaned $65,000 to the Company and received a demand note with an annual interest rate of 8%. In addition, a member of another Director's family loaned $100,000 to the Company and received a short-term note with an annul interest rate of 8% which was due on November 15, 2005. The note holder has agreed to extend the due date until November 25, 2005.

         On September 7, 2005, the Company entered into an Area Development Agreement with Business Retail Group, LLC owned by Mike Glauser, the Company's Vice President of Retail Operations, and his wife. The Agreement permits the area developer to refer potential franchisees to the Company and to share in any franchise fees paid by franchisees in Utah and Clark County, Nevada. The Company granted Business Retail Group, LLC these rights in exchange for research and development services provided to the Company for its retail expansion. A non-cash charge of $195,960 was recorded in the three months ended September 30, 2005 which represented the estimated fair value of the rights. On October 28, 2005, the Company entered into its first franchise agreement with the same entity. The franchise agreement allows the franchisee to open stores under the Speaking Roses name using the Company's technology. The Company will receive continuing royalties from the store and will act as the wholesaler of floral and other products to the store. The first store opened on November 1, 2005.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Item 2.  Management's Discussion and Analysis or Plan of Operations

This Management's Discussion and Analysis or Plan of Operations ("MD&A") should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on April 7, 2005. The following discussion contains forward-looking statements and should also be read in conjunction with "Forward-looking statements" below. All amounts presented in the MD&A are rounded to the nearest thousand dollars.

Overview

We own patented and other proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks, and pictures. In addition to our own production, we have licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, we sell embossed flowers and bouquets containing embossed flowers directly to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by us and by licensed wholesale flower providers. We have recently developed a retail distribution model and have begun to offer area development and franchise rights for sale in those jurisdictions which do not require regulatory approval. We have also licensed the technology and equipment to exclusive licensees in international markets and we are beginning to offer area development and franchise rights for sale internationally.

On February 6, 2004, we issued 20,551,264 shares of common stock to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities. These newly issued shares represented approximately 80% of our outstanding common shares. In connection with this transaction, we changed our domicile from the State of Nevada to the State of Utah. In addition, the then current officers and directors resigned and nominees of SR were appointed as our officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger. We paid all legal and accounting expenses and other direct costs associated with the acquisition of approximately $71,000.

Set forth below are comparisons of financial statement information for the three and nine-month periods ended September 30, 2005 and September 30, 2004. The unaudited financial statements for the nine months ended September 30, 2004 are combined results of the Company and SR.

We believe the comparison of financial statement information for the three and nine months ended September 30, 2005 with financial statement information for the comparable period during the previous year may not provide meaningful information regarding our financial position or the results of our operations. Persons who review the following information should carefully consider the following:

         o Under applicable accounting regulations, our operations are treated as continuations of the operations of SR, rather than Millennium Electronics, Inc.
         o SR was a non-corporate entity for tax purposes and the tax benefits and burdens of its operations were generally attributed to its members. As a result, SR may have treated certain aspects of its operations in a manner differently than it would have if it had been a taxable corporate entity. We have made no adjustments in the comparative information provided below with respect to SR's operations to account for any such potential differences, nor have we highlighted those areas where the results of SR's financial operations may have been different it if had been operated in a taxable corporate form.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

Results of Operations

Sales
-----

Sales for the three and nine months ended September 30, 2005 were $263,000 and $1,070,000 compared to sales of $243,000 and $1,489,000 for the same periods in the prior year. Our net loss for the first three and nine months of 2005 was $(1,125,000) or $(.04) per common share and $(3,422,000), or $(.12) per common share, compared to $(658,000), or $(.02) per common share and $(2,104,000), or $(.08) per common share for the same three and nine months ended September 30, 2004. The decrease in sales for the nine-month period was due primarily to slower sales to mass marketers resulting from competitive pressure. We also decreased our sales efforts in that channel because we are changing our strategic direction toward retail, rather than wholesale distribution.

The large increase in net loss of $467,000 for the three months ended September 30, 2005 over the same period in the prior year is due primarily to research and development expense recorded in connection with services provided to the Company to begin its retail operations in the amount of $196,000, and increased research and development costs of $211,000 over the same period in the prior year associated with the Company's increasing focus on its retailing strategy.

Product (flower) revenues were $202,000 and $897,000 for the three and nine months ended September 30, 2005 compared to $178,000 and $1,271,000 for the same periods in 2004. The decrease for the nine-month period was due primarily to slower sales to mass marketers as we decreased our sales efforts in that channel.

Licensing  fees  and  royalty  revenues  for the  three  and nine  months  ended
September 30, 2005 were $61,000 and $174,000, respectively, compared to licensing fees and royalty revenues of $65,000 and $218,000, respectively, for the same three and nine month periods in the prior year.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Cost of goods sold
------------------

Cost of goods sold for the three and nine months ended September 30, 2005 were $196,000 and $925,000, respectively, compared to $170,000 and $1,089,000 for the same three and nine month periods, respectively, in 2004. Cost of goods sold consisted primarily of purchases of roses and the labor and supplies necessary to emboss and ship them. The increase in cost of goods sold for the three and nine months ended September 30, 2005 in relation to sales is a direct result of higher product costs, labor and costs of the Company's expanded production facilities compared with the three and nine months ended September 30, 2004.

For the nine months ended September 30, 2005, cost of goods sold included a seasonal charge of $75,000 for flower commitment and shipping.

Selling and marketing
---------------------

Selling and marketing expenses were $315,000 and $1,387,000 for the three and nine months ended September 30, 2005, respectively, and $344,000 and $1,490,000 for the three and nine months ended September 30, 2004, respectively. The slight decrease in selling and marketing costs for the nine months ended September 30, 2005 compared to the same period in 2004 is primarily due to discontinued marketing expenses which were not expected to benefit the Company in its execution of the retailing strategy.

General and administrative
--------------------------

General and administrative expenses were $450,000 and $1,248,000 for the three and nine months ended September 30, 2005, respectively, compared to $381,000 and $1,013,000 for the same three and nine months ended September 30, 2004, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2005 compared to the same period in 2004 is due primarily to an increase in legal and accounting expenses in 2005. Additionally, general and administrative costs have increased for the three months ended September 30, 2005 compared to the same period in 2004 due primarily to an increase in salaries and wages and office facility expense. In the three months ended September 30, 2005, the Company completed a reduction in force which is expected to result in reduced payroll expenses in both the general and administrative expense category and the selling and marketing expense category.

Research and development
------------------------

Research and development expenses were $414,000 and $461,000 for the three and nine months ended September 30, 2005, respectively, and $7,000 and $18,000 for the same three and nine months ended September 30, 2004, respectively. The increase in research and development expenses for the two comparative periods is due to the Company's increasing focus on its retailing strategy and the associated development expenses, including a non-cash charge of $196,000 associated with the granting of the Company's first area development rights in exchange for research and development services provided to the Company for its retail expansion.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


During the three months ended September 30, 2005, our newly formed, wholly owned subsidiary entered into an Area Development Agreement (the "Agreement") with Business Retail Group, LLC owned by our Vice President of Retail Operations and his wife. The Agreement permits Business Retail Group to refer potential franchisees to us, to open up to ten stores with franchise fees waived, and to share in any franchise fees paid by franchisees in Utah and Clark County, Nevada. The estimated value of the Area Development Rights associated with the aforementioned geographic area is $196,000, which was recorded as research and development expense. The offsetting credit was recorded as deferred revenue.

Interest expense
----------------

Interest expense was $9,000 and $482,000 for the three and nine months ended September 30, 2005, respectively, and $2,000 and $8,000 for the same three and nine months ended September 30, 2004, respectively. The large increase from 2004 was interest expense incurred in connection with the repayment of notes to shareholders with shares of common stock. During the nine months ended September 30, 2005, we issued 1,000,000 shares of our common stock valued at $966,000, to pay in full the loan balances of $500,000 plus $16,000 in accrued interest. The difference of $450,000 between the value of the stock and the loan balances was recorded as interest expense.

Income taxes
------------

Management has determined that our net deferred income tax asset more likely than not will not be realized and therefore, a 100% valuation allowance has been provided.

Income tax expense for the three and nine months ended September 30, 2005 and 2004 consists of minimum state income taxes during those periods.

Liquidity and Capital Resources
-------------------------------

Cash
----

We had cash of $94,000 at September 30, 2005, which is currently invested in demand deposits and secure investment grade money market accounts with the over-riding objective of safety of principal.

Cash Flows
----------

Cash flows used in operating activities were $(1,536,000) and $(2,321,000) for the nine months ended September 30, 2005 and 2004, respectively. Because our operating cash flows are currently insufficient to fund our operations, SRII has relied on funding from outside sources. During the nine months ended September 30, 2005, we received $575,970, net of offering expenses, from the sale of stock in private placements and $750,000 in loans from three shareholders.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Capital expenditures
--------------------

Capital expenditures totaled $182,000 and $277,000 for the nine months ended September 30, 2005 and 2004, respectively. Expenditures in 2005 were primarily for leasehold improvements, office equipment, software, machinery and printing equipment, and patent and trademark applications.

Financing
---------

During the three months ended September 30, 2005, we issued 114,666 shares of our common stock to three nonaffiliated accredited investors yielding net proceeds of $110,000. Also during the three months ended September 30, 2005, we collected deposits of $770,000 from three parties for rights to be area developers of retail distribution outlets in territories yet to be determined. One of the potential area developers, who also owns more than 5% of our common stock, paid $750,000 for the right to, within sixty days of being provided with a form of area development agreement, choose to either enter into the area development agreement or be issued a convertible note. The convertible note would have a six-month term, accrue interest at 12% per annum, and be convertible into common stock at $.50 per share. The area developers have a right to receive a refund of their deposits, plus interest, if we do not timely provide them with forms of area development agreements.

We have not achieved quarterly or annual profitability as either SR (prior to the SR acquisition) or as SRII. Accordingly, until we prove to be profitable, we can give no assurances that we have sufficient capital resources or liquidity to satisfy working capital and operating requirements beyond our current cash balances. The Company's ability to continue as a going concern is dependent upon its ability to generate future profits and to generate sufficient capital to meet its obligations as they come due. The Company is attempting to raise additional funds. No assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. During the three and nine months ended September 30, 2005, expenses exceeded our revenues by approximately $1,125,000 and $3,422,000, respectively. Net cash flows used in operating activities during the nine months ended September 30, 2005 and 2004 were $1,536,000 and $2,321,000, respectively.

We had approximately $94,000 in available cash at September 30, 2005 to fund future operations and capital expenditures. Based on our current business plan, our management believes we can sufficiently increase revenues, generate cash flow and obtain additional capital to ensure the ongoing viability of the enterprise. If we need additional financing, and acquire that funding through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire the funding through the issuance of debt, that financing could result in a substantial portion of our cash flows from operating activities being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all.

Estimated capital expenditures for the next three months (through the end of fiscal 2005) are approximately $75,000. We believe we will have the ability to plan and execute our capital spending and expenses in the future as we implement our business plan by varying the extent of our licensing activities, hiring practices and promotional activities. If we elect to slow the speed, or narrow the focus, of our business plan, we may be able to reduce our capital expenditures and losses. Our actual ability to execute our proposed business plan will depend on a number of factors including:

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


         o the acceptance of our floral embossing process in the market place at profitable prices;
         o    the success of our retail business strategy;
         o    our ability to protect our intellectual property;
         o    our ability to continue to raise capital; and
         o factors over which we have little or no control, such as regulatory changes, changes in technology, failures by third parties to meet their contractual obligations or significant changes in the competitive environment in which we operate.

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

The unaudited condensed consolidated financial statements included herein have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $7,584,000 and net losses of $1,125,000 and $658,000 for the three months ended September 30, 2005 and 2004, respectively, and $3,422,000 and $2,104,000 for the nine months ended September 30, 2005 and 2004, respectively.

The above factors raise substantial doubt that we will be able to continue as a going concern unless we are able to generate sufficient cash flows from operating activities to meet our obligations as they come due or obtain additional debt or equity financing.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Forward-looking statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "34 Act"). Although we believe our expectations regarding future events are based on reasonable assumptions within the bounds of our knowledge, these forward-looking statements are subject to risks and uncertainties that could prevent our goals from being achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the effects of competition, legislative and regulatory developments, conditions of the capital markets and equity markets and, in general, our ability to achieve the goals described in this report as well as other factors contained in other cautionary statements included in this report.

Certain statements contained in this report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend,"
"estimate," "expect," "project" and words of similar import, constitute forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks, uncertainties and other factors include, among others, the following:

         o our ability to develop a presence in the market and sustain profitable operations;

         o    the acceptance by the public of our product and retail concept;

         o the availability and terms of the additional capital required to fund our operations as needed;

         o performance by third parties of their contractual obligations to us;

         o    our ability to manage growth and retail operations;

         o    technological changes; and

         o    competitive factors.

All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Item 3. Controls and Procedures

In accordance with the rules promulgated under the 34 Act, our management has evaluated, with the participation of our president and chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 34 Act) as of the end of the fiscal quarter ended September 30, 2005. Based upon its evaluation of these disclosure controls, management identified a deficiency that existed in the design or operation of our internal controls over financial reporting that it considers to be a "material weakness." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The deficiency in our internal controls resulted in a non-cash adjustment to interest expense in the quarter ended June 30, 2005 and more detailed disclosure regarding stock options and related party transactions for such quarter. The need for an adjustment to record additional interest expense was detected and the adjustment was appropriately recorded. We have filed an amended quarterly report for the three months ended June 30, 2005 on Form 10-QSB/A reflecting the more detailed disclosures. We are in the process of improving our internal controls over financial reporting in an effort to remediate this deficiency.

There was no change in our internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cause. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and incidences of fraud, if any, within a company have been detected. These inherent limitations reflect the fact that judgments and decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes and conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, errors and fraud may occur and still not be detected.

PART II  OTHER INFORMATION

Item 2.   Changes in Securities

During the three months ended September 30, 2005, we issued 110,400 shares of our $.001 par value common stock to three nonaffiliated accredited investors at

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


prices ranging from $1.05 to $.90 per share. We believe the issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "33 Act"), pursuant to Sections 4(2) and other provisions of the 33 Act. The investors were all "accredited investors" and represented that they were acquiring the common shares for investment and without a view to their distribution in violation of the federal or state securities laws, and that they understood that the common shares were being sold in reliance upon exemptions from registration under the federal and state securities laws and that they were, therefore, "restricted securities" subject to significant restrictions on transfer. The certificates evidencing the securities bear a standard restrictive legend.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


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

         2.1         Agreement   and   Plan   of   Merger   between   Millennium
                     Electronics, Inc. and Speaking Roses International, Inc.(1)

         3.1         Articles of Incorporation of Speaking Roses  International,
                     Inc (1)

         3.2         Bylaws of Speaking Roses International, Inc. (1)

         10.1 Contribution Agreement between Speaking Roses, LLC and Millennium Electronics, Inc. (2)

         10.2        Form  of  Speaking  Roses   Development   Corporation  Area
                     Development Agreement

         10.3        Form of Speaking Roses  Development  Corporation  Franchise
                     Agreement

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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended September 30, 2005:

         Report Filing Date                  Item Reported
         ------------------                  -------------

(a)  Current Report on Form 8-K       Trading of common stock on OTC Bulletin
     filed July 13, 2005              Board and interview on ceocast.com
(b)  Current Report on Form 8-K       Appointment of new Chief Financial Officer
     filed August 8, 2005
(c)  Current Report on Form 8-K       Signing of first Area Development
     filed September 13, 2005         Agreement
(d)  Current Report on Form 8-K       Signing of Sales Agreement with RE/MAX
     filed September 19, 2005         Realtors

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