Form 10KSB
period 2005-12-31
SPEAKING ROSES INTERNATIONAL INC
filed 2006-04-03
CIK 884321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   (Mark One)
      [x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 2005
                                       OR
      [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                              Commission file number 0-22515


                       SPEAKING ROSES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Utah                                              20-0612376
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)

                   404 Ironwood Drive                            84115
                  Salt Lake City, Utah                         (Zip Code)
        (Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 433-3900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant had revenues of $1,297,325 during its most recent fiscal year.

The aggregate market value of the 10,796,858 common voting shares held by non-affiliates computed by reference to the last sale price of such equity as of March 22, 2006 was $6,154,209.

As of March 22, 2006, there were 29,510,273 common shares of the registrant outstanding.


                       Documents Incorporated By Reference

Certain information contained in the Notice and Proxy Statement for the Company's Annual Meeting of Shareholders for 2006 is incorporated by reference into Part III hereof.

                Speaking Roses International, Inc. and Subsidiary
                          Annual Report on Form 10-KSB
                      for the Year Ended December 31, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
Part I

Item 1.       Description of Business.......................................   2

Item 2.       Description of Property........................................ 13

Item 3.       Legal Proceedings...............................................13

Item 4.       Submission of Matters to a Vote of Security Holders.............13

Part II

Item 5.       Market for Common Equity and Related Stockholder Matters........14

Item 6.       Management's Discussion and Analysis or Plan of Operation.......17

Item 7.       Financial Information...........................................30

Item 8.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure........................................62

Item 8A.      Controls and Procedures.........................................62

Item 8B.      Other Information...............................................63

Part III

Item 9.       Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act......64

Item 10.      Executive Compensation..........................................64

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters......................64

Item 12.      Certain Relationships and Related Transactions..................64

Item 13.      Exhibits and Reports on Form 8-K................................65

Item 14.      Principal Accountant Fees and Services..........................67

                  FORWARD-LOOKING STATEMENTS AND CERTAIN RISKS

In addition to historical information, this Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute "forward-looking statements." The words "may," "will," "expects," "plans," "anticipates," "believes," "estimates," "potential," or "continue" and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management's current expectations, speak only as the date hereof, and are subject to certain risks and uncertainties. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements as a result of a number of factors, which include, but are not limited to, those set forth below in the section titled "Risk Factors." We assume no obligation to update any of our forward-looking statements for any reason, except as required by law. Readers should carefully review the risk factors described in this document and in other documents that Speaking Roses International, Inc. and subsidiary files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Current Business Operations

All references to "we", "us", "our", "Company" and "SRII" refer to Speaking Roses International, Inc. and its wholly owned subsidiary. We are a specialty floral products company, incorporated in Utah, engaged in marketing, distributing, retailing and franchising floral and ancillary products with an emphasis on personalizing organic materials, especially roses.

We use our patented processes to create products that express and evoke the emotions of life's special events with personalized floral messages. Our products have application in a variety of industries and for a variety of occasions, including holidays, client appreciation events, new product launches, grand openings, and other special events. We have developed an environmentally-safe, patented technology that allows any message, in a variety of colors and in any language, to be embossed clearly upon roses and other flowers or plants of similar petal stability.

We have our own production facilities and have also licensed our patented technology to several large wholesale flower concerns and to certain franchisees. In the United States, we sell embossed flowers and bouquets to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by the licensed wholesale flower providers. We are developing a retail distribution chain to sell our products within these sales channels. In 2005, we entered into our first three area development agreements and our first franchise agreement. One of our franchisees opened the first retail store in Salt Lake City, Utah in October 2005, and we are currently recruiting additional area
developers  and  franchisees  in  those   jurisdictions  which  do  not  require
regulatory approval. In August 2005, we formed a wholly owned subsidiary, Speaking Roses Development Corporation ("SRDC"), through which we conduct our franchise and retail activities. Our financial statements include the accounts of SRDC from its inception in August 2005. Internationally, we license our technology and equipment to exclusive licensees in return for a license fee plus ongoing royalty payments. We are also beginning to offer area development and franchise rights in international markets.

Historical Business Operations

In February 2004, we acquired the business and assets of Speaking Roses, LLC ("SR"), an Idaho limited liability company that held, and licensed to third parties, proprietary technology for embossing flowers and floral products. Our acquisition of SR's assets was a part of a series of transactions that included:

         o    a change in our corporate domicile from Nevada to Utah;

         o a 16.859-for-1 reverse split of our outstanding common shares (the "February 2004 reverse split");

         o    an increase in our authorized capital;

         o the conversion of our outstanding preferred shares into common shares; and

         o the change of our name from "Millennium Electronics, Inc." to "Speaking Roses International, Inc."

Concurrently with the closing of these preliminary transactions, we acquired SR's operations in exchange for 20,551,264 common shares and issued 1,237,500 additional common shares to certain investors in a private placement. The private placement and the acquisition of SR's business and assets were each conditioned on the other transaction taking place, as well as the closing of the preliminary transactions described above. The common shares we issued to SR in the acquisition of its assets and to the investors in the closing of the private placement represented, in the aggregate, approximately 95% of our then issued and outstanding shares, therefore the transaction was accounted for as a recapitalization in a reverse merger. In connection with these transactions, SR's former management (and certain of its indirect owners) became our officers and directors.

All share references in this report have been adjusted to reflect the February 2004 reverse split.

Business Model. Our business model incorporates several complementary strategies including, but not limited to 1) a retail strategy, 2) an E-commerce strategy and 3) an international strategy. In addition to licensing our technology to existing floral operators, we intend to sell area development rights within the United States and internationally to sophisticated business entities who will either operate their own retail florist outlets or refer potential franchise candidates to us for our approval. The overall objective of Speaking Roses retail outlets is to re-define the retail floral industry through the use of personalization. We have recently developed and are testing a branded Speaking Roses store model which emphasizes personalization, quality, attentive customer service, and a personalized unique customer experience.

We are combining the characteristics of the well-established floral industry with several differentiating features that are unique and proprietary to Speaking Roses stores. We are also focused on establishing the Speaking Roses brand to signify a powerful way to communicate emotion and celebrate life's events through high quality floral products and accessories. We believe that we can expand our retail operations using a variety of strategies including converting existing floral operations using a graduated approach of increasing levels of affiliation, recruiting qualified franchise candidates to open new retail locations and perhaps building corporate owned stores or managing such stores funded by outside parties.

Retail Strategy. We opened our first retail outlet, in the form of a franchise, in October 2005. This store is intended to demonstrate the characteristics of our retail formula. We have designed a system that will allow current florists to begin offering our products and then graduate to higher levels of affiliation. We will also continue to recruit area developers and potential franchisees to open new Speaking Roses retail stores.

Our franchise retail outlet is a full-service floral shop with personalized roses and arranged bouquets as the primary product offering and vases, cards, premium chocolates, and other gift items as a compatible secondary product offering. The store has the ability to service the walk-in customer as well as the phone-in customer which together account for approximately 40% of the fresh-cut flowers purchased in the U.S. Additionally, our stores intend to target other consumer markets such as those catering to the wedding, funeral, and corporate events industries through existing sales channels and through our retail affiliates.

We signed our first domestic area development agreement in 2005 covering all of Utah and Clark County, Nevada. We also entered into area development agreements with individuals in the countries of Thailand and Ukraine. We expect the area developers to open stores within their respective regions and to also refer franchisees to us for our approval to open additional stores. We may also open company-owned stores and stores which are owned by outside investors and managed by us. Another important aspect of our retail strategy is to supply our retail partners with the products they sell through our wholesale distribution capability.

The overall objective of our retail outlets is to re-define the retail floral industry through the use of personalization. We intend to establish a unique presence in the floral industry by pursuing the following strategies for differentiation: (1) motivate existing flower buyers to purchase flowers more frequently through the use of personalization, and (2) encourage those who do not patronize the industry to begin buying our unique flowers and complementary products.

By strategically positioning these retail outlets, we expect to be able to meet the demand in the local area by offering same day service and to be in a position to take advantage of the large cash and carry floral business. With this retail business model we will be less dependent on overnight couriers with the ability to control the quality and the cost of the product more efficiently.

We anticipate that retail outlets will ultimately be a combination of full service store locations in prime traffic areas, co-branded conversion stores, and kiosks. E-commerce business in areas with retail coverage will channel into the local outlets for fulfillment and distribution. The retail outlets will be expected to develop local relationships with corporate purchasers, funeral homes, wedding planners and even mass marketers. The full service retail partners will have the capacity to customize orders on demand and on a "real time basis" locally for same day service. We plan to supply most of our retail partners, depending on their affiliation level, with product from our wholesale distribution division.

Personalization of Messages

We anticipate that many of the Speaking Roses store locations will have the full capability to emboss personalized messages on individual roses and other flowers, and roses within arranged bouquets. In every bouquet, one or more of the roses acts as the "spokesperson" that delivers the personal message to the receiver of the gift. This meets the growing demand for unique and personal products that meet the needs of individual customers. The retail locations which choose to affiliate with us as full retail partners will have the complete technology equipment package on-site to create these personal products within minutes. Other locations may choose to affiliate with us as sales partners or in co-branding arrangements in which case they would have lesser components of our technology package.

Communication Counseling

Speaking Roses retail outlets will re-create the use of the "language of flowers" used in former eras, and attractive educational displays and materials will communicate to our customers the meaning of various flower colors, combinations of colors, and quantities of flowers. Store employees are expected to meet with each customer to learn more about the receiver of the gift, the desired meaning to be communicated and the emotion to be evoked. The employees will then be able to consult with the customers to assist them in customizing their gifts based on the "language of flowers," and to design a personal embossed message to further enhance the gift giving experience.

Business Practices

The following are some of the practices being implemented in our current franchise store, and which we intend to implement in all Speaking Roses retail outlets, to help us achieve our vision and execute our business model:

         1. Retail Design. We retained Axiom Design to create a new and unique retail concept to set us apart from the predominant model in the floral industry. The Speaking Roses retail image is designed to be hip, upscale, fun and to communicate a broad use of flowers in consumers' daily lives as opposed to the more traditional and conservative use of logos and color palettes typical in the industry today. Our corporate image is characterized by a trendy, whimsical logo and a progressive, youthful color palette.

         2. Operating Systems and Training. We will provide full retail partners a fully functional business system. Most of the products, supplies, equipment, designs, cabinetry, POS materials, and other resources needed to operate a store will be provided through our chosen vendors. Appropriate documentation, operating procedures and manuals will also be provided. The retail outlet management will receive class-room and in-store training regarding our products, store operations, staffing, customer service, inventory management, accounting and marketing. We will also require that the staff of our full retail partners include certified floral designers.

         3. Area Development Strategy for Growth. Rather than manage retail outlets exclusively, we are seeking area developers that can build out and supervise regions or areas of ten to twenty stores. Area developers will be the first point of contact for troubleshooting and problem solving with their retail outlet owners.

         4. Business, Retail Floral Operations, and Design Experience. We believe that successful floral stores require three important skill sets: retail business experience, sales and marketing experience, and floral design expertise. Flower arrangements essentially constitute "art." Colors, color combinations, and arrangements change with the seasons and with the times. In addition to strong business skills, the more successful flower stores have a certified floral designer present at all times. Area developers and retail outlet owners will be selected considering these three skills sets, and where those skills are lacking our training program will address improvement. If area developers or retail outlet owners have strong business expertise but no floral design experience, they or a member of their staff will be required to complete an approved 120 hour floral design certification program.

         5. Customer Service. To earn long-term loyalty, we believe that we must exceed customers' expectations over and over again. This is the reason that customer service is our number one priority. We intend to provide training to our franchisees and employees in service strategies that win long-term customer loyalty. In addition, the point of sale system we have chosen features significant customer data-base management tools. The stores using the system will be able to track birthdays, anniversaries and other special events of their customers. They can send them email reminders and product suggestions before these events occur. In essence, Speaking Roses can be their complete solution for personalized gifts to friends, family members, neighbors, partners and customers.

E-commerce and online retail sales. We intend to expand our presence in the online floral sales industry through the ongoing improvement of our current website capabilities and the expansion of the available product lines to include additional product offerings, complementary gifts, and other accessories. We are also working with potential E-commerce affiliates and partners to increase our exposure to online shoppers. Industry aggregate online floral sales are growing at a rate of approximately 15% annually. Total online floral sales are in excess of $850 million annually, dominated by three main providers, FTD.com, ProFlowers and 1-800Flowers. Because of our patented embossing technology, we will seek to protect our position as the exclusive provider of personalized floral products that are available through the internet.

Key to the expansion of this channel is the ability to deliver products on a next day basis through the use of express shipping services. We intend to continue providing on-line sales and next day delivery in parallel to the expansion of the retail model and thereafter. Where local retail outlets exist, their owners will benefit from the routing of E-commerce orders to their locations for fulfillment and delivery.

International.  We  believe  that  the  international  market  is an  attractive opportunity because, on a per capita basis, more flowers are sold internationally than domestically. We were recognized by the international floral industry as a finalist for the `Innovation of the Year' award at the 2005 International Hortifair in Amsterdam. As a result of this recognition, the registration of corporate trademarks, and the filing in many nations of our patents, we are planning to enter the floral market in several targeted countries through licensing and franchising arrangements. In 2005, we entered into agreements in Kuwait, Jordan, The United Arab Emirates, Lebanon, Ukraine, and Thailand. We also have agreements in place in Australia, Canada, Malaysia, Hong Kong, China and the Netherlands. As a result of the exposure at the International Hortifair, growers, importers, wholesalers and retailers have expressed an interest in licensing and offering our products. Our strategy is to introduce our products and retailing concepts under the same branding philosophy, but adapted to local markets and needs. Furthermore, we aim to capitalize on and protect our international patents through strategic licensing arrangements.

Promotions. We expect to take advantage of promotional opportunities and exhibit at relevant trade shows. Some of our promotional highlights in 2004 and 2005 are as follows:

         o Rose arrangements in dressing rooms and gift bags at the Radio Music Awards in Las Vegas
         o Rose arrangements in dressing rooms and gift bags at the American Music Awards in Los Angeles
         o    Decor for the opening of Clinton Library in Little Rock
         o    Center  pieces at a Department  of Defense  award  ceremony at the
              Pentagon
         o    Decor at the "Marilyn Monroe: The Exhibit" in Indianapolis
         o Bouquets presented to celebrities at the International Radio and Television Society Foundation Awards in New York City
         o    Licensing agreement with the 130th and 131st Kentucky Derby
         o    Licensing agreement with Elvis Presley Enterprises
         o    Manufacturing agreement with Walt Disney Parks & Resorts
         o    Special events for the Indy 500
         o    2005   "Distributors'   Pick"  award  from  Promotional   Products
              Association International (PPAI) at the Annual Convention & Trade Show in Las Vegas
         o Table decor at the Inaugural Black Tie & Boots VIP dinner for George W. Bush
         o Celebrity gift bag and talent lounge decor at the 47th Annual Grammy Awards in Los Angeles

         o Celebrity gift bag and talent lounge decor at the 36th annual NAACP Image Awards in Los Angeles
         o Celebrity gift bag and talent lounge decor at the 40th annual Academy of Country Music Awards in Las Vegas
         o Celebrity gift bag and talent lounge decor at TBS Earth to America event held in Las Vegas
         o    Affiliate agreement with Mrs. Fields Cookies
         o Roses embossed with the University of Texas, USC, Tournament of Roses and ABC Sports logos placed as decor at the ABC Sports game day broadcast set for the 2006 Rose Bowl
         o Roses embossed with the 48th Annual Grammy Awards logo placed as decor in the talent lounge and dressing rooms

Industry Overview. According to a recent industry publication, Americans spend approximately $19 billion annually on floral products, of which $7.5 billion is spent on fresh cut flowers. Cut flower sales grew only 1% from 2004 to 2005, a slower growth rate than in previous years. Retail store operations with lower overall sales volume are growing more slowly or declining, while those with greater overall volume are growing more rapidly. Floral sales through internet based retailers account for more than $850 million per year in sales--this segment is growing at approximately 15% annually.

The floral industry in the United States is extremely fragmented. There are approximately 30,000 retail operations that sell cut flowers directly to the public. Most of the retail operations are independently owned; there are very few retail chains in the floral industry. There are no dominant national players among traditional retail florists, although some retailers have gained significant market share on a local and regional basis.

These retail operations are supported by several hundred wholesale operations that service between one and several hundred retail florists. In addition to these retail and wholesale operations, there are a number of significant chain store, or "mass market," operations that are capturing an increasing share of floral sales. Internet distributors are also selling flowers on both a retail and wholesale basis. There are also a number of specialty distribution channels within the industry, including "fulfillment centers" which provide flowers on a wholesale basis to retailers, mass marketers, internet sales operations, and corporate event planners.

The floral industry is supplied primarily via imports. Approximately 70% of the fresh cut flowers that are sold in the United States are imported from foreign countries, with Colombia accounting for more than half of that amount. Ecuador, the European Union and, to a lesser extent, Mexico, Canada and Costa Rica, also account for a significant share of imported flowers. Of the flowers that are grown within the United States, over two-thirds are grown in the State of California, with the balance coming primarily from Florida, Hawaii, Washington, Oregon and Michigan.

The latest social trends in the United States and other developed countries indicate that the national and international market place is showing increasing demand for personalization and customization of exclusive, luxury products. These trends favoring upscale, high quality goods and services are fostering a growth rate for such products greater than 15%. A "benefits ladder" consisting of three principles uniquely qualifies Speaking Roses products as well suited to capitalize on these trends. These principles are: 1) the product must be technically unique; 2) the product must be superior in quality and 3) the product must be emotionally engaging. Because of these trends and the uniqueness of Speaking Roses products, we expect to benefit from the growing interest in strikingly differentiated luxury brands.

The floral industry is evolving into one where mass marketers compete on low price, E-commerce orders account for an increasing percentage of industry sales, and niche providers differentiate themselves on factors other than price, such as quality, service and unique product offerings. We hope to capitalize on and accelerate this evolution by creating a unique upscale brand with exclusive availability.

Seasonality. The floral industry is subject to seasonal changes in demand. Floral revenues tend to be lowest for the quarter that ends on September 30 (19% of annual industry sales), since none of the most popular floral holidays (which include Valentines Day, Easter, Mother's Day, Thanksgiving and Christmas) fall within that quarter. Conversely, revenues tend to be highest in the first (26%) and second (33%) quarters due to the presence of those holidays. The fourth quarter accounts for 22% of annual industry sales.

The Embossing Process. Our embossing process uses specialized equipment that employs proprietary printing concepts to transfer a full spectrum of fast-drying inks to floral products. The embossing process can be used on any type of floral product that has a relatively large, smooth petal surface, such as roses and tulips, but approximately 90% of our embossing orders are for embossed roses.

Customers can choose from 12 colors of embossing ink (including silver and gold) and from standardized or customized phrases in any language. In addition, customers can have custom logos, photos or pictures designed for them for an additional cost. Some of our standardized phrases are:


     Romance                       Birthday                   Wishes
     -------                       --------                   ------
I Love You                        Happy Birthday             Congratulations
For My Lovely Wife                50 and Looking Good        Happy Anniversary
I Need You                        Sweet Sixteen              Thinking of You
I'm Waiting for You               Happy Birthday Baby        You're the Best
You're One in a Million           Happy Birthday Dad         Get Well Soon
Together Forever                  Happy Birthday Mom         I'm Very Sorry
Eternally Yours                   Happy Birthday Sis         Please Forgive Me
We're Made for Each Other         Happy Birthday Brother     Beloved Mom
Will You Marry Me?                Happy Birthday             Beloved Son
With All My Love                      Sweetheart             Beloved Daughter
You're the Only One for Me        Have a Great B-Day         Success!

The embossing process uses equipment that employs specialized inks, embossing pads and engraving platforms. The first generation of the equipment was semi-automatic and yielded nearly 3,000 embossed flowers in a standard work shift. We have increased the throughput of the equipment and further automated such that our operators are now able to produce significantly more embossed flowers during a standard work shift.

Our licensees lease or purchase the specialized equipment from us necessary to produce Speaking Roses products. The equipment allows licensees to emboss any of the standard phrases, logos and trademarks on floral products, as well as process custom embossing orders using engraved plates. Licensees may also lease from us an engraving platform which allows licensees to engrave and emboss custom designs in-house. In addition, licensees may request us to engrave plates for their custom embossing orders using a custom order entry system which we have developed. The system allows us to remotely control the operation of the licensee's engraving system to produce the custom embossing plate at the licensee's location in a matter of minutes.

The embossing process uses materials such as pads and ink that are specially formulated for our equipment. We control the quality of those materials, and under the terms of a typical license agreement our licensees are required to purchase those items from us for use with the equipment. See "Strategic Relationships and Material Contracts" below.

Our embossing equipment is manufactured by two manufacturers. Our contracts with those manufactures are "requirements" contracts, under which each manufacturer is obligated to manufacture the embossing equipment in sufficient quantities to meet our demands.

Quality Assurance. One of our principal business objectives is to ensure the quality of the floral products embossed using our technology. To ensure that quality, we outsource fulfillment only to significant players within the floral industry that have a reputation for outstanding floral arrangements and for providing their customers with satisfaction guarantees. In addition, our fulfillment arrangements require our licensees to process orders within twenty-four hours in most cases and to adhere to our embossing, materials, shipping and packaging standards. Under the terms of our typical fulfillment agreement, we are entitled to enforce the licensee's adherence to and compliance with those quality assurance standards for purposes of maintaining and protecting the reputation and goodwill associated with our embossing process. If the licensee violates the terms of those quality assurance standards, we would be entitled to terminate our license relationship with that licensee. Our franchise agreements also entitle us to control the source and quality of flowers and most materials used in the retail outlets. We also require our retail outlets to employ certified floral designers.

Intellectual Property

We rely on copyright, patent, trade secret and trademark law, as well as provisions in our license, distribution, and other agreements to protect our intellectual property rights. SR filed four patent applications in the United States and applications in multiple foreign jurisdictions for our embossing technology. We acquired those applications and SR's rights to the technology in the February 2004 transactions. We are pursuing additional United States and foreign patent protections for our technology. Certain of the claims contained in the United States patent applications have been approved and others are pending. South Africa and Morocco have granted the patents while the other foreign patent applications are pending. Once patented, that technology will no longer be available to others not licensed by us to use in floral embossing. We intend to continue actively pursuing a strategy of filing both United States and foreign patents to protect the intellectual property we develop. We also obtained both United States and foreign trademark rights for the embossing business in the February 2004 transactions.

In addition to patents, we rely on trade secrets, know-how, and continuing technological innovations to develop and maintain our competitive position. Much of the know-how important to our operations and many of our processes is dependent upon the knowledge, experience and skills of our key technical personnel and is not the subject of pending patent applications or issued patents. To protect our rights to that know-how and technology, we require all of our key employees, consultants, advisors, area developers, franchisees, and collaborators to enter into confidentiality agreements that prohibit the unauthorized use and restrict the disclosure of confidential information, and require disclosure and assignment to us of their ideas, developments, discoveries and inventions. We generally require our other employees, consultants and advisors to execute confidentiality and invention assignment agreements. Our typical licensing agreement contains provisions which require the licensee to maintain the confidentiality of our intellectual property.

Employees

We currently have approximately 33 full time employees. We intend to recruit additional qualified employees as the need arises. None of our employees are represented by a labor union and we consider our employee relations to be good. As of December 31, 2005, the only employee with whom we had entered into an employment agreement is John W. Winterholler, our Chief Executive Officer. In January 2006, we entered into a similar employment agreement with Bradley E. Wittwer, our Chief Financial Officer.

Strategic Relationships and Material Contracts.

Wholesale and Fulfillment Licenses - We have entered into wholesale licensing and fulfillment contracts with a small number of third parties. Under the terms of these contracts, the other parties act as licensees for us in specific geographic locations to produce embossed floral products for sale to customers. In the case of the fulfillment contracts, those licensees process orders that we or our affiliates receive for embossed floral products.

These agreements typically have initial terms of 2 years, provide for renewal terms (usually on a yearly basis), and have expiration dates ranging from 10 to 20 years. We are permitted to terminate the contracts prior to their expiration if the other party breaches its obligations under the agreement. The agreements typically require us to pay a fee for each flower stem produced under the contract. In general, each of the wholesaler or fulfillment licensees is required to lease or purchase from us the equipment necessary to emboss the floral products.

The fulfillment licensee responsible for our greatest volume is USA Bouquet, Inc. USA Bouquet primarily acts as our nationwide fulfillment agent, although we perform some of our production in-house and can engage other wholesale licensees to act as our fulfillment agents. In addition, USA Bouquet has the right to market and sell our products to its own customers, in which case they pay us a royalty fee for each flower stem sold. USA Bouquet is a wholesale floral business with production facilities in Miami, Atlanta and Chicago, and it is one of the larger importer/distributors in the floral industry. USA Bouquet has significant relationships with a number of the larger mass marketers in the floral industry, including Kroger, Wal-mart, Sam's Club, FTD and FTD.com.

We have entered into several wholesale license agreements pursuant to which our licensees act as wholesale distributors to certain third party retailers, including a number of Albertson's and Jewel-Osco stores. Typically, these license agreements may be terminated if the licensees fail to comply with certain delivery requirements or if refunds, replacements or re-shipments of embossed floral products exceed a certain percentage of the total dollar amount of the orders sold under the agreement.

Area Development and Franchise Agreements - We have entered into area development agreements in Utah, Nevada, Thailand and Ukraine for the purposes of retail outlet expansion. The area development agreements provide an exclusive territory in which the area developer may open retail stores or may refer potential franchise candidates to us for our approval. The franchise candidates who are successful in obtaining our approval must sign a franchise agreement with us in order to use our patents and trademarks. We have entered into a franchise agreement in Utah with the area developer in that region.

The typical franchise agreement has a ten-year term, is subject to renewal, and gives the franchisee the right to use our patented embossing process and the Speaking Roses trademarks. Franchisees are required to purchase or lease from us the equipment, flowers and most of the other items needed to open a floral shop. We are permitted to terminate the contracts prior to their expiration if the other party breaches its obligations under the agreement. We receive a percentage of all sales made from the retail outlet.

Area License and Equipment Purchase or Lease Agreements - We have entered into area license and equipment lease agreements covering the countries of Canada, Australia, the Middle East, China and Hong Kong, and we are negotiating area license arrangements with parties in several other countries. Under our area agreements, the area licensees have the right to use the embossing process on an exclusive basis to produce and sell embossed products within the areas covered by those agreements.

Generally, the area license agreements provide the licensees with the right to sublicense their rights under the agreement on a wholesale or retail basis with respect to all or a portion of the territory covered by the area agreement. Sub-licenses are required to be in a form that we approve and, among other things, must obligate the sub-licensee to be bound by the terms of the area license agreement.

The area license agreements require each of the licensees and their sub-licensees to lease or purchase embossing equipment from us. The area licensees and sub-licensees are required to pay an upfront fee for the use of the equipment, as well as monthly charges. The area license agreements also require the licensees to pay us an initial license fee, plus a monthly license fee that is based on the greater of a certain dollar amount or a certain percentage of the licensee's gross revenues from the exploitation of the area license.

We can terminate an area license agreement if the licensee breaches its obligations under the agreement. If the agreement is terminated, and unless we otherwise agree to assume the licensee's contractual obligations with any sub-licensee, the rights of the sub-licensees also terminate.

Affiliate Program Agreements - We have two forms of affiliate agreements for our E-commerce affiliate sales program with third-party internet sales organizations. Under one type of agreement, participating affiliates in the program are entitled to use a link to our website so that customers can order embossed floral products directly from us. We provide all of the order processing, billing and fulfillment functions under the program, and the affiliate receives a commission for directing the sale to our website.

Under the second type of agreement, strategic partners place our products on their websites and customers place their orders directly with the strategic partner. The strategic partner provides the order processing and billing functions and then passes the order to us for fulfillment. The partner receives a wholesale price from us and charges the customer the retail price.

Merchant Banking Relationships - We have entered into merchant banking relationships with American Express, Discover, Master Card and Visa to process our credit card and other banking transactions. The charges primarily relate to orders for embossed floral products that we receive over our website or orders that we process for third-party licensees or under our affiliate program. Our licensees also rely on merchant banking relationships to process credit card and other transactions relating to orders that they process under their own systems.

The merchant banking relationships are generally terminable by us at any time, and can be terminated by the merchant bank under certain circumstances, including if the total number of "charge-backs" or disputed charges for credit card or other banking transactions exceeds a certain amount.

Customer Dependence. We are not dependent on any single customer.

Competition. Our embossing business is subject to intense competition. We compete with a number of privately and publicly held companies, institutions and other persons and entities, many of whom have greater resources than we have.

There are many companies actively engaged in the sale of floral products. These companies include national enterprises such as Pro Flowers, FTD, Inc., FTD.com, Teleflora, and 1-800Flowers; local retail florists; retail chains such as KaBloom, 1-800-Flowers, and Flowerama and mass marketers such as Wal-Mart, Costco, Sam's Club and other grocery store chains. In addition, we compete to a limited degree with greeting card and other gift companies such as Hallmark Cards, Inc.

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

Additional Information. We make available free of charge through our website, www.Speakingroses.com, copies of our reports and filings with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, this annual report on Form 10-KSB, and current reports on Form 8-K, as well as amendments to those reports as filed with or furnished to the SEC pursuant to Section 13(a) of the 1934 Act. We place these reports on our website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission.

The public may read any of the items we file with the Securities and Exchange Commission at the Commission's Public Reference Room at 100 F Street NE, Washington, D.C., 20549. The public may obtain information about the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an internet site that contains reports, proxy and information statements, and other information regarding our operations and other issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

We moved our offices during the last quarter of 2005 to Salt Lake City, Utah where we lease approximately 15,000 square feet of office space for our corporate offices, customer service and production facilities. The lease for the space expires in January 2008. We lease additional space that had been our production facility in Salt Lake City, Utah and which we now use for storage under a two year lease which expires on April 30, 2006. We do not intend to renew that lease because we now have enough space at our main location. We believe the facilities are suitable to our current business needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We were not a party to any legal proceeding during the period covered by this report.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 19, 2005, we held our Annual Meeting of Shareholders. The following five directors were re-elected by the holders of our common shares: Blaine Harris, Terrell A. Lassetter, Rene Rodriguez, Roland N. Walker and Robert E. Warfield.

The following were the number of votes cast for, against or withheld for each director:

-------------------------- --------------- ----------------------- -------------
                              Votes For       Votes Against or       Abstain
                                                  Withheld
-------------------------- --------------- ----------------------- -------------
Blaine Harris                  20,451,184                  25,000             0
-------------------------- --------------- ----------------------- -------------
Terrell A. Lassetter           20,428,184                  48,000             0
-------------------------- --------------- ----------------------- -------------
Rene Rodriguez                 20,428,184                  48,000             0
-------------------------- --------------- ----------------------- -------------
Roland N. Walker               20,428,184                  48,000             0
-------------------------- --------------- ----------------------- -------------
Robert E. Warfield             20,428,184                  48,000             0
-------------------------- --------------- ----------------------- -------------

PART II

ITEM 5. MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our common shares are traded on the Over-the-Counter Bulletin Board (OTCBB) and our trading symbol is SRII.

During the period covered by this report, our securities were thinly traded. Currently, there is a small established market for our shares with very few, if any, market makers. During the year ended December 31, 2005, the high daily closing price was $2.00 per share and the low daily closing price per share was $0.52 per share, on per day trading volumes that ranged from 0 shares to 211,700 shares (with an average daily trading volume of 6,350 shares).

The following table shows the high and low closing prices for our shares during each quarter within the two years ended December 31, 2005, as quoted by NASDAQ:


         2004                                                    2005

---------- ----------- ------------- ------------ ------------- - ------------ ------------- ------------ ------------
           First       Second        Third        Fourth          First        Second        Third        Fourth
           Quarter     Quarter       Quarter      Quarter         Quarter      Quarter       Quarter      Quarter
---------- ----------- ------------- ------------ ------------- - ------------ ------------- ------------ ------------
High       4.00        3.00          2.40         2.05            2.00         1.05          1.85         1.01
---------- ----------- ------------- ------------ ------------- - ------------ ------------- ------------ ------------
Low        0.84        1.70          1.61         1.20            1.01         0.71          0.60         0.52
---------- ----------- ------------- ------------ ------------- - ------------ ------------- ------------ ------------

We did not repurchase any of our outstanding shares during the period covered by this report. The holders of our outstanding Series B preferred shares and Series C preferred shares did, however, convert those securities into common shares in 2004. We issued common shares in lieu of paying certain dividends on our preferred shares in connection with the conversion of the preferred shares to common shares, but we paid no dividends during the period covered by this report, and we have never paid cash dividends on our shares.

Holders

As of December 31, 2005, there were approximately 506 holders of record of our common stock and 29,260,273 shares of common stock outstanding. We also have options for the purchase of 1,450,000 shares of common stock outstanding as of December 31, 2005.

Dividends

Since incorporation, we have not declared or paid any cash dividends on our common stock. We do not anticipate declaring a dividend on our common stock for the foreseeable future.

Dilution

We have a large number of shares of common stock authorized in comparison to the number of shares issued and outstanding. The board of directors determines when and under what conditions and at what prices to issue stock. In addition, a significant number of shares of common stock are reserved for issuance upon exercise of purchase or conversion rights. The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing shareholders.

Equity Compensation Plan Information


                            Number of securities to     Weighted average          Number of securities remaining
                            be issued upon exercise     exercise price of         available for future issuance
                            of outstanding options,     outstanding options,      under equity compensation plans
                            warrants and rights         warrants and rights       (excluding securities reflected in
                                                                                  column (a))
                                       (a)                        (b)                             (c)
Equity compensation plans
approved by security
holders                             1,450,000                     1.32                         3,550,000

Equity compensation plans
not approved by security
holders                                 0                         0.00                             0

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Interwest Transfer Company, P.O. Box 17136, 1981 East Holladay Rd., Salt Lake City, UT 84117.

Recent Sales of Unregistered Securities

The following information summarizes certain information for all securities we have sold during the three months ended December 31, 2005 without registration under the Securities Act.

In each of these transactions the securities were issued to individuals or entities that were represented to us as "accredited investors" as that term is used in Rule 501 under Regulation D of the Securities Act, and the issuance of the securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2), including Rule 506 of Regulation D under the Securities Act.

On October 13, 2005, we issued 150,000 shares of our $.001 par value common stock to a non-related stockholder as compensation for consulting services performed.

In November and December 2005, we issued convertible  promissory notes to Steven
F. Hanson, a stockholder who meets the definition of a related party. On each of the dates November 14, 2005 and November 29, 2005, we issued a note in the principal amount of $100,000, representing proceeds we received as a loan from Mr. Hanson. On December 14, 2005, we issued an additional note in the principal amount of $300,000, once again representing proceeds we received as a loan from Mr. Hanson. Each of these notes bears interest at an annual rate of 12% and matures on the one-year anniversary of the note. The principal and accrued interest of each of these notes are convertible at the option of the holder thereof at any time into common shares of the Company at the conversion rate of $0.50 per common share subject to any share splits or reclassifications. Each of these promissory notes has since been subject to an exchange for replacement notes as described below.

Subsequent to December 31, 2005, we entered into various financing transactions. These transactions are described in our Current Report on Form 8-K filed with the Commission on February 8, 2006.

Effective as of February 6, 2006, we entered into an Exchange Agreement with Mr. Hanson, pursuant to which we issued Mr. Hanson two promissory notes in exchange for and in cancellation of, the promissory notes we issued to Mr. Hanson on November 14, November 29 and December 30, 2005. The principal amount of these replacement notes total $510,356 in the aggregate, and each replacement note is in the principal amount of $255,178. The replacement notes bear interest at an annual rate of 12% and mature on December 30, 2006. The principal and accrued interest of the replacement notes are convertible at the option of the holder thereof at any time into common shares of the Company at the conversion rate of $0.50 per common share subject to any share splits or reclassifications. As additional consideration in accepting each of these replacement notes, we agreed to issue to the holders of the replacement notes a total of 250,000 unregistered common shares of the Company, equally apportioned between each replacement note.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Speaking Roses International, Inc. is a specialty floral products company, incorporated in Utah, engaged in marketing, distributing, retailing and franchising its floral and ancillary products with an emphasis on personalizing organic materials, especially roses.

We use our patented processes to create products that express and evoke the emotions of life's special events with personalized floral messages. Our products have application in a variety of industries and for a variety of occasions, including holidays, client appreciation events, new product launches, grand openings, and other special events. We have developed an environmentally-safe, patented technology that allows any message, in a variety of colors and in any language, to be embossed clearly upon roses and other flowers or plants of similar petal stability.

We have our own production facilities and have also licensed our patented technology to several large wholesale flower concerns and to certain franchisees. In the United States, we sell embossed flowers and bouquets to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by the licensed wholesale flower providers. We are developing a retail distribution chain to sell our products within these sales channels. In 2005, we signed our first three area development agreements and our first franchise agreement. One of our franchisees opened the first retail store in Salt Lake City, Utah in October, and we are currently recruiting additional area developers and franchisees in those jurisdictions which do not require regulatory approval. In August 2005 we formed a wholly owned subsidiary, Speaking Roses Development Corporation ("SRDC"), through which we conduct our franchise activities. Internationally, we license our technology and equipment to exclusive licensees in return for a license fee plus ongoing royalty payments. We are also beginning to offer area development and franchise rights in the international markets.

On February 6, 2004, we issued 20,551,264 shares of common stock to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities. These newly issued shares represented approximately 95% of our outstanding common shares. In connection with this transaction, we changed our domicile from the State of Nevada to the State of Utah. In addition, the then current officers and directors resigned and nominees of SR were appointed as our officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger, with SR deemed to be the accounting acquirer. Accordingly, the historical financial results of the Company are those of SR through the date of the reverse merger and those of the combined entity thereafter. We paid all legal and accounting expenses and other direct costs associated with the acquisition of approximately $71,000.

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires us to make an accounting estimate based on assumptions about matters that are highly uncertain at the time an accounting estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur periodically could materially change the financial statements. We consider certain accounting policies related to revenue recognition and the related sales returns and allowances, and impairment of long-lived assets to be critical policies due to the estimation processes involved in each.

Revenue Recognition

The Company recognizes revenue from direct sales of floral products and supplies, the sale of license agreements and related equipment, royalties related to licensing agreements, the sale of area development rights, and the sale of franchises.

Direct Product Sales
Revenue from direct product sales is recognized when the following four revenue criteria (as defined by the Securities and Exchange Commission's (SEC's) Staff Accounting Bulletin (SAB) No. 104) are met: (1) persuasive evidence of an arrangement exists; (2) products are shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company uses domestic floral wholesalers to emboss, fulfill and distribute its direct product sales. The wholesalers emboss and fulfill orders using the Company's proprietary technology and equipment. Under these fulfillment arrangements, the Company is the primary obligor, assumes inventory risk upon customer return, establishes price, provides embossing specifications and techniques and assumes credit risk. As a result, and in accordance with Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes revenue on a gross basis for direct product sales. Gross sales are reduced by returns, charge backs and other discounts.

The Company also has agreements with some wholesalers in which the Company does not act as the primary obligor and does not assume the inventory risk or establish pricing for the product. In accordance with EITF 99-19, revenue from these wholesaler originated sales is recognized as commission revenue when the revenue recognition criteria as defined in SAB 104 are met. Under these arrangements, the wholesalers initiate sales to their customers, are responsible for collections and have a risk of loss of inventory. Commission revenues are reduced accordingly for returns, charge backs and discounts.

License Agreements and Related Equipment and Support
The Company enters into license agreements in which it licenses its patented technology, leases or sells the equipment necessary to utilize the technology, and provides customer support related to the equipment. The sale of the licensed technology, together with the related equipment and support is considered a revenue arrangement with multiple deliverables under EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." In accordance with EITF 00-21, fees from the sale of licensing agreements including customer support and the lease or sale of the related equipment, are initially deferred and subsequently recognized as revenue on a straight-line basis over the life of the agreement beginning on the commencement date of the license agreement. The terms of these non-cancelable license agreements are generally 2 to 4 years, although some terms are as long as 10 years.

In certain circumstances, mainly with international licensees, the Company enters into non-cancelable license agreements that grant a license to the technology, provide the equipment and support, and provide exclusive rights to distribute imprinted floral products within a geographical region. Fees from these licensing agreements are also recognized in accordance with EITF 00-21 and are recorded initially as deferred revenue and recognized as revenue on a straight-line basis over the lives of the agreements.

Royalty Fees
In connection with the license agreements, the Company also receives royalties on the sales of all imprinted flowers. Royalties are recognized as earned in accordance with SAB 104 and EITF 99-19.

Franchise Fees
The Company recognizes franchise fee revenue when earned in accordance with SFAS No. 45, "Accounting for Franchise Fee Revenue." Franchise fee revenue is recognized when all material services or conditions relating to the sale of a franchise have been substantially performed or satisfied by the Company, which generally occurs upon the commencement of franchise operations. The Company's agreements with the area developers generally require a portion of the franchise fee to be paid to the area developer. Any portion of the franchise fee paid to the area developer is recorded as a reduction to the franchise fee revenue.

Sale of Area Development Rights
Revenues from the sale of area development rights are deferred and recognized proportionately based on the number of franchises sold compared to the total franchises expected to be sold as set forth in each area developer's agreement with the Company. Franchise royalties, which are based on a percentage of franchised stores' sales, are recognized as earned. As of December 31, 2005, the Company had not yet recognized any revenue associated with franchise fees, area development rights or franchise royalties.

Allowance for Sales Returns and Doubtful Accounts

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

Impairment of Long-lived Assets

Our long-lived assets include property and equipment, patents, and trademarks. We periodically review these assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." In determining whether an asset is impaired, we must make assumptions regarding the recoverability of costs, estimated future cash flows from the asset, intended use of the asset, and other related factors. If these estimates and the related assumptions change, we may be required to record impairment charges for these assets. We perform an impairment analysis of our long-lived assets when events or circumstances indicate potential impairment. If the estimated undiscounted future cash flows of the asset or group of assets is less than the carrying value of such assets, an impairment charge is recorded equal to the amount the carrying value exceeds the estimated fair value of the asset or group of assets. As of December 31, 2004, we determined that we had excess floral embossing equipment and that the carrying value of this equipment exceeded the estimated future cash flows expected to be generated from that equipment. This resulted in a non-cash impairment charge of $26,000.

Results of Operations

Set forth below are comparisons of financial statement information as of and for the years ended December 31, 2005 and December 31, 2004, rounded to the nearest $1,000.

Sales. Sales for the year ended December 31, 2005 ("Fiscal Year 2005") were $1,297,000 compared to sales of $1,684,000 for the year ended December 31, 2004 ("Fiscal Year 2004"). Product sales (e.g. fresh cut flowers, silk flowers, vases, and other supplies) were $1,077,000 for Fiscal Year 2005 compared to $1,447,000 for Fiscal Year 2004. The decrease in sales in this category is attributable to lower sales volume to mass marketers resulting from competitive pressure. We also decreased our sales efforts in this channel because we are changing our strategic direction toward retail, rather than wholesale distribution.

Cost of goods sold. Cost of goods sold for product sales for Fiscal Year 2005 was $1,126,000 compared to $1,194,000 for Fiscal Year 2004. Cost of goods sold for product sales consisted primarily of purchases of floral products and the labor and supplies necessary to emboss them. Cost of goods sold as a percentage of product sales increased from 83% during Fiscal Year 2004 to 105% during Fiscal Year 2005. The unfavorable increase is due to costs of our in-house production compared to the production costs experienced by our wholesale affiliates. The product sales volume we achieved during Fiscal Year 2005 was insufficient to justify the level of in-house production costs such that while those product sales declined from Fiscal Year 2004 as compared to Fiscal Year
2005, we were not successful in reducing in house production costs by a comparable amount. In addition, during the first quarter of Fiscal Year 2005 we incurred a $75,000 charge for an over commitment of floral products and associated shipping costs for the Valentines Day holiday.

General and administrative. General and administrative expenses were $1,931,000 for Fiscal Year 2005 compared to $1,556,000 for Fiscal Year 2004. The increase in general and administrative expenses of $375,000 is due primarily to increases in 1) salaries and wages due to an increased number of employees, 2) accounting and auditing fees due to our continuing compliance under the Sarbanes Oxley Act of 2002 and other SEC regulations, 3) legal fees due to an increased number of contracts and agreements and 4) rent expense due to an increase in square footage under operating leases. The Company incurred increased expense in these categories anticipating increased revenues which did not materialize as expected.

Sales and marketing. Sales and marketing expenses were $1,651,000 for Fiscal Year 2005 compared to $1,798,000 for Fiscal Year 2004. The slight decrease in sales and marketing expenses is due primarily to reduced marketing efforts which were not expected to benefit the Company in the execution of its retailing strategy.

Research and development. Research and development expenses were $562,000 for Fiscal Year 2005 and $24,000 for Fiscal Year 2004. The increase in research and development expenses of $538,000 is due to the Company's increasing focus on its retailing strategy and the associated development expenses, including a non-cash charge of $196,000 associated with the granting of the Company's first area development rights in exchange for research and development services provided to the Company for its retail expansion.

On September 7, 2005, our newly formed, wholly owned subsidiary (SRDC) entered into an Area Development Agreement (the "Agreement") with Business Retail Group, LLC owned by our Vice President of Retail Operations and his wife. The Agreement permits Business Retail Group to refer potential franchisees to us, to open up to ten stores with franchise fees waived, and to share in any franchise fees paid by franchisees in Utah and Clark County, Nevada. The estimated value of the Area Development Rights associated with the aforementioned geographic area is $196,000, which was recorded as research and development expense. The offsetting credit was recorded as deferred revenue, which will be recognized proportionately as franchises are sold in the area.

Other income (expense). Other expense was $519,000 for Fiscal Year 2005 compared to $11,000 for Fiscal Year 2004. The increase in other expense of $508,000 is due almost exclusively to significant increases in interest expense and loss on extinguishment of debt. The increase in interest expense was $47,000 while the increase in loss on extinguishment of debt was $450,000. The increase in interest expense is attributable to higher levels of interest bearing debt in Fiscal Year 2005 as compared to Fiscal Year 2004 while the increase in loss on extinguishment of debt is attributable to the repayment of notes to shareholders with shares of common stock at a discounted price. On June 30, 2005, we issued 1,000,000 shares of our common stock valued at $966,000, to pay in full loan balances of $500,000 plus $16,000 in accrued interest. The difference of $450,000 between the value of the stock and the loan balances was recorded as loss on extinguishment of debt.

Net Loss. Our net loss for Fiscal Year 2005 was $4,493,000, or $.16 per share compared to a net loss of $2,900,000, or $.12 per share for Fiscal Year 2004. As explained above, the increase of $1,593,000 in net loss is due to a combination of two unfavorable trends, decreasing revenues and increasing expenses as discussed above. Management's goal during fiscal year 2006 is to reverse both trends thereby decreasing our net loss. Our intent is to increase revenues while simultaneously decreasing expenses in both absolute dollars and as a percentage of revenues by executing our business plan as summarized in this Form 10-KSB.

Liquidity and Capital Resources

We have not achieved quarterly or annual profits as either SR (prior to the SR acquisition) or as SRII. Accordingly, until we prove to be profitable, we can give no assurances that we have sufficient capital resources or liquidity to satisfy working capital and operating requirements beyond our current cash balances. Our ability to continue as a going concern is dependent upon our ability to generate future profits and to generate sufficient capital to meet our obligations on a timely basis. We have raised limited funds from certain of our stockholders and we are attempting to raise additional funds. No assurance can be given that we will be able to obtain such financing on terms favorable to us, or at all. To fund future growth and operations, it will be necessary to either raise additional capital or produce earnings that can be used for operations of the business. During the year ended December 31, 2005, we incurred a net loss of $4,492,728. Net cash flows used in operating activities during the year ended December 31, 2005 were $2,348,895.

We had $36,814 in cash at December 31, 2005 to fund future operations and capital expenditures and we will require additional financing. If we acquire that funding through the issuance of equity or convertible securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire the funding through the issuance of debt, that financing could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all. Any additional sale of common stock or debt securities would result in additional dilution to our shareholders.

Estimated capital expenditures for the next twelve months (fiscal 2006) are approximately $300,000. We believe we will be able to plan and minimize our capital and operating spending in the future by varying the extent of our licensing activities, hiring practices, geographical expansion, and marketing activities. If we elect to slow the speed, or narrow the focus, of our business plan, we may be able to reduce our capital expenditures and losses. Our actual ability to execute our proposed business plan will depend on a number of factors including:

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

Our actual costs and revenues can vary from the amounts that we expect or budget in our business plan, possibly materially, and those variations are likely to affect our ability to generate a profit or our need for additional financing. Accordingly, we can give no assurance that our actual debt and equity capital needs will not exceed the anticipated amounts that are available to us, including from affiliates and new outside parties.

Contractual  Obligations and Contingent Liabilities and Commitments

We are not a guarantor of any other entity's debt or financial obligations. The following table summarizes the Company's outstanding borrowings (at face value) and long-term contractual obligations at December 31, 2005, and the periods in which these obligations are scheduled to be paid in cash:

                                                  Payments Due By Period
                                              --------------------------------------------------------------------
                                                                  Less Than          1 - 3             3 - 5
Contractual Obligations                           Total            1 Year            Years             Years
------------------------------------------    --------------    --------------   ---------------   ---------------
Notes payable to shareholders                 $     620,526     $     620,526    $            -    $            -

Convertible notes payable to shareholder            500,000 *         500,000 *               -                 -

Capital leases                                       17,680             4,620             9,240             3,820

Cash interest to be paid for notes
payable and convertible notes payable                78,340            78,340                 -                 -

Operating leases                                    166,219            77,321            88,898                 -
                                              --------------    --------------   ---------------   ---------------

Total                                         $   1,382,765     $   1,280,808    $       98,138    $        3,820
                                              ==============    ==============   ===============   ===============

* Before discount of $219,174.

Recently Issued Financial Accounting Standards

We have reviewed all recently issued, but not yet adopted accounting standards in order to determine their effects, if any, on the results of our operations or financial position. Based upon that review, we believe that none of the recently issued pronouncements will have any significant effects on our future earnings, if any, or operations, with the exception of our planned adoption of SFAS No. 123(R), "Share-Based Payment" which is expected to have an impact on our future earnings. Further discussion of recently issued accounting standards is found in
Note 1 to our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases set forth in the table above.

Risk Factors

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. An investment in our common stock involves a high degree of risk. Investors are encouraged to carefully consider the information under "Risk Factors" below before making an investment decision relative to our common stock.

Moreover, investors should carefully consider that the public trading market for our common stock is limited and our common stock has recently experienced significant volatility and our common stock is likely to experience significant price and volume fluctuations in the future. The limited trading volume of our common stock has in the past and is likely in the future, to cause the stock price to fluctuate dramatically over short periods of time. Price levels of our common stock, as with other early stage companies in the past, may not bear any relation to our past or present operating results or the underlying intrinsic value of the Company. As a result, we cannot assure an investor that our stock price will continue to trade at current levels, that the current levels reflect the intrinsic value of the Company, or that our stock price will not decline in the future.

Substantial doubt exists about our ability to continue as a going concern. The reports of our independent registered public accounting firms on our financial statements as of and for the year ended December 31, 2005 and December 31, 2004 include an explanatory paragraph in which the firms have expressed substantial doubt about our ability to continue as a going concern. We experienced recurring losses from continuing operations of $4,492,728 and $2,900,151 and operating losses of $3,971,810 and $2,888,005 during the years ended December 31, 2005 and 2004, respectively. We do not believe that substantial doubt about our ability to continue as a going concern will abate unless and until we are able to improve our financial condition and results of operations. Although management is pursuing plans to improve our financial condition, there can be no assurance that we will be able to generate sufficient cash flows from operating activities to meet our obligations as they come due, that we are able to obtain additional debt or equity financing, or that we can remove substantial doubt about our ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have a history of losses and we may continue to incur operating losses for the foreseeable future. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be severely harmed.

Because we will incur many of these expenses before we receive revenues from our efforts, our losses may be greater than the losses we would incur if we developed our business more slowly. Further, we base our expenses in large part on our operating plans and future revenue projections. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, operating results and financial condition. In addition, we may find that these efforts are more expensive than we currently anticipate which would further increase our losses.

Our revenues have decreased year over year between fiscal 2004 and fiscal 2005. Total revenues were $1,297,325 for the year ended December 31, 2005 and $1,684,409 for the year ended December 31, 2004. We have no assurance that we will be able to turn this negative trend around in the year ending December 31, 2006 or thereafter.

If we fail to accurately forecast our expenses and revenues, our business, operating results and financial condition may suffer. Our limited operating history makes forecasting future operating results difficult. We may not be able to quickly reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, operating results and financial condition.

We have grown quickly and if we fail to manage our growth, our business may suffer. We have rapidly and significantly expanded our operations, and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we will be required to improve existing systems and implement new transaction-processing, operational, and financial systems, institute new procedures and controls, and to expand, train and manage our employee base. If we are unable to manage growth efficiently, our business, prospects, financial condition and results of operations will be seriously harmed.

We may not be able to obtain financing in the amounts needed and when required. Any additional financing we require may not be available when and in amounts needed or on terms favorable to us or at all. If we need additional financing, and if we acquire that financing through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire capital through the issuance of debt, that financing could result in a substantial portion of our cash flow from operating activities being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our growth may be limited and we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures. Absent adequate funding, we may ultimately be required to curtail or cease some or all of our operations.

Our overall debt level and interest expense has increased significantly in the past year. As of December 31, 2004, we had no interest bearing debt (other than capital lease obligations) on our balance sheet. As of December 31, 2005, we had interest bearing debt in the principal amount of $901,352, net of debt discount of $219,174 (excluding capital lease obligations) which carries with it significant interest expense. The accrual and subsequent payment of interest expense diverts needed resources from working capital. During the last six months of 2005, we were unable to obtain equity financing in significant amounts on terms that we found acceptable. In order to obtain necessary financing, we issued short term and demand notes, along with convertible notes, to our directors and affiliates. If a sufficient combination of the holders of the notes demanded repayment, we would be unable to repay the notes without obtaining financing from other sources, which may not be available on acceptable terms. If we default on the notes, the Company could be forced into bankruptcy.

We depend on proprietary technology, and any loss of our entitlement to use such technology or our inability to protect such technology could materially adversely affect our prospects. Our success depends, in significant part, upon our proprietary technology. We rely on a combination of patents, patents pending, trademark and trade secret rights, confidential procedures, and proprietary licensing arrangements to establish and protect our intellectual property. Our embossing technology is the subject of several patents in various stages of the patent process. Certain of our claims have been approved by the United States Patent and Trademark Office while others are still pending. We have been granted patents in the United States, South Africa, Morocco and New Zealand while our patent applications are pending in the rest of the world. There is no assurance that the patents that have not yet been approved will be granted.

As part of our confidentiality procedures, we enter into non-disclosure, confidentiality, and assignment of invention agreements with our employees and others. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. To date, we are not aware of our confidential information having been compromised, but we cannot be certain that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold. Our patents, confidentiality agreements, and other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

         o The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;
         o Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and
         o Other persons may independently develop proprietary information and techniques that, although functionally equivalent or superior to our intellectual proprietary information and techniques, do not breach our unpatented proprietary rights.

Because the value of our Company and common stock is rooted significantly in our proprietary intellectual property rights, our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could have a material adverse effect on our business.

In addition, we may inadvertently be infringing on the proprietary rights of other persons and may be required to obtain licenses to certain intellectual property or other proprietary rights from third parties. Such licenses or proprietary rights may not be made available under acceptable terms, if at all. If we do not obtain required licenses or proprietary rights, we could encounter delays in product development or find that the development or sale of products requiring such licenses is foreclosed.

We have outsourced critical components of our operations to a third party that we do not control, and any price increase or interruption in the services provided could adversely affect us. We depend substantially upon USA Bouquet for procurement of flowers and fulfillment of orders. We do not have a long-term fixed price contract with USA Bouquet. In the event that USA Bouquet raises its prices to us or declines to fulfill our orders, it could have a material, adverse effect on our business and short term prospects. We believe that there are other floral importers and wholesalers who can provide the same services as USA Bouquet at comparable prices. Nevertheless, any disruption in our relationship with USA Bouquet could result in a loss or interruption of our services which would have an adverse effect on our business and prospects.

Our margins are decreasing and our net loss is increasing. The difference between our net sales and our operating expenses as a percent of net sales has decreased over time because of the rising costs of fulfilling orders and other operating expenses and limits on what we can charge customers due to competitive pressures. Continually rising costs, and a continued inability to raise our prices sufficiently to cover the increased costs, could have a material adverse effect on our results of operations. Our actual costs of production, or those of our licensees, may exceed those of competitors and we may not be able to sell our products at prices that are economically viable.

We may not be successful in our retail business strategy. The first retail outlet was recently opened and we do not have a sufficient operating history to know whether our retail strategy will be successful. Our ability to sell franchises in the future will be heavily dependent on the success of the first franchise. We are selling rights to open franchised stores and have no assurance that there will be a market for our franchises. If we do sell franchises, we will need to increase our staff to provide support to the franchisees and we will not be able to totally control their quality and operations.

We have tried various business models, none of which have resulted in growing sales. Since we have been operating as Speaking Roses, we have attempted various business strategies in order to increase our revenues. Thus far, these strategies have not resulted in increased total sales.

Our management lacks experience in the floral industry. Our management team comes from various backgrounds and none has previous experience in the floral industry. We could attempt to hire people from the floral industry, although we have no assurance that we could attract the right employees or that we could pay the salaries required.

We need to develop a brand identity for Speaking Roses. Our trademarked name and logo are not yet known to the general public. Establishing such an identity is difficult and expensive to do. If we do not have the resources to invest in a branding program, or are not successful in establishing a brand, our revenue growth may be hampered.

We operate in a highly competitive market and many of our competitors have greater financial resources than we do and have been in business longer than we have. In the E-commerce business, our competitors include 1-800-Flowers, ProFlowers and FTD.com, all of whom are profitable and have significantly larger revenues and marketing resources than we have. In the retail market, our competitors are mostly locally owned and operated retail floral shops, many of whom have been in business for many years and may have a loyal customer base which will be difficult to attract.

We rely on our indirect sales channel for distribution of our products to certain market segments. In market channels such as corporate events, funerals, weddings, other special events, and mass market outlets, we have relied on resellers to sell our product. In those channels we cannot control the presentation of our products to end users. Therefore, our sales could be adversely affected by disruptions in the relationships between us and our resellers and between our resellers and the end purchasers. Also, resellers may choose not to emphasize our products to their customers. Any of these occurrences could diminish the effectiveness of these distribution channels and lead to decreased sales.

Ownership of our common stock is concentrated. Four stockholders, including three of our directors, own an aggregate of more than 50% of our common stock and may be able to control matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions, and amendments to our bylaws or articles of incorporation. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, and may have a material adverse effect on the trading price of our common stock.

The right of our Board of Directors to issue shares of preferred stock could adversely impact the holders of our common stock. Our Board of Directors has the right, with respect to 30,000,000 shares of authorized preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as our directors determine. The Board of Directors can designate new series of preferred stock without the approval of the holders of our common stock. The rights of holders of our common stock may be adversely affected by the rights of any holders of preferred stock that may be issued in the future including, without limitation, dilution of the equity ownership percentage of our holders of common stock and their voting power. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

Our common stock is subject to the SEC's "penny stock" rules and may therefore be difficult to sell. SEC rules require brokers to provide information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the NASDAQ Stock Market. Our stock is a "penny stock" and these disclosure requirements may have the effect of reducing trading activity in our stock and making it more difficult for investors to sell. The rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before a transaction in a penny stock.

The market price of our common stock is volatile. The wide swings in the price of our stock have not always been in response to any factors that we can identify. In the twelve months ended December 31, 2005, our common stock traded as low as $.52 and as high as $2.00. Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, such as actual or perceived developments in our business or in the markets we seek to address or the trading patterns of holders of our stock. Moreover, the volatility in our stock price has been exacerbated by having relatively limited trading volume, which can cause significant price movements in our stock price to result from even modest volumes of trading activity. As such, we cannot assure you that our stock price will continue to trade at current price levels in the future or that recent price levels reflect the intrinsic value of the Company. In addition, following periods of volatility in the market price of a company's securities, a company can face increased risk that securities litigation or governmental investigations or enforcement proceedings may be instituted against it. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to the Company's business reputation. As a result, before making an investment decision in our common stock, investors are urged to consider carefully the risks associated with investing in a stock that has experienced recent price and volume volatility and is likely to continue to experience such significant volatility in the future.

We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future. We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, for use in our business and therefore, do not anticipate paying dividends on our common stock in the foreseeable future.

If we are unable to effectively and efficiently eliminate the deficiencies that have been identified in our internal controls and procedures, there could be a material adverse effect on our operations or financial results. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are currently reviewing and further documenting our internal control procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.

In November 2005, our management and Audit Committee were notified by our independent registered public accounting firm, Tanner LC, of deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The deficiencies related to internal control and disclosure control over the reporting of an equity transaction and certain disclosures relating to stock options and related party transactions in the footnotes to the financial statements and Form 10-QSB as of and for the three and six months ended June 30, 2005. During the interim period ended June 30, 2005, we satisfied certain debt obligations with stockholders by issuing common stock that was held as collateral on the debt obligations. The fair value of the common stock on the date of issuance was greater than the carrying amount of the notes plus accrued interest. The difference between the fair value of the common stock issued and the carrying amount of the notes plus accrued interest should have been recorded as a loss on extinguishment of debt but was not. This error went undetected by us and resulted in the restatement of the financial statements and Form 10-QSB as of and for the three and six months ended June 30, 2005 and as of and for the nine months ended September 30, 2005.

While the improperly recorded transaction and disclosure deficiencies were detected in the external review process and have been appropriately recorded and disclosed in this report, the deficiencies, if not addressed, could result in accounting errors and cause future restatements of our financial statements. In order to address these deficiencies, we are improving our internal control over financial reporting and disclosure controls and procedures. While we are committed to addressing these deficiencies by improving our controls and procedures, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified deficiencies. The implementation of these improvements may not be successfully completed in a timely manner or at all, and unanticipated factors may hinder the effectiveness of these improvements. If we fail to adequately address these deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, these deficiencies could prevent us from releasing our financial information and Securities and Exchange Commission reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to, our financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain the adequacy of our internal control over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Cautionary Statements

The preceding discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report on Form 10-KSB, and in conjunction with the disclosures regarding forward-looking statements set forth at the beginning of this report on Form 10-KSB.

ITEM 7.  FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004



                                                                          Page
                                                                         -------

Report of Independent Registered Public Accounting Firm (Tanner LC)         31

Report of Independent Registered Public Accounting Firm (Mayer
Hoffman McCann P.C.)                                                        32

Consolidated Balance Sheets                                                 33

Consolidated Statements of Operations                                       35

Consolidated Statements of Stockholders' Deficit                            36

Consolidated Statements of Cash Flow                                        38

Notes to Consolidated Financial Statements                                  40

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Speaking Roses International, Inc.


We have audited the accompanying consolidated balance sheet of Speaking Roses International, Inc. and subsidiary (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Speaking Roses International, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, has minimal cash, has a working capital deficit of $2,226,822 and an accumulated deficit of $8,654,716 as of December 31, 2005, and has negative cash flows from operating activities of $2,348,895 for the year ended December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC

Salt Lake City, Utah
March 24, 2006

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and
Stockholders of Speaking Roses International, Inc.


We have audited the accompanying balance sheet of Speaking Roses International, Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Speaking Roses International, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Salt Lake City, Utah
March 22, 2005

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,    December 31,
                                                                             2005             2004
                                                                         ---------------  ---------------
                                ASSETS
                                ------
CURRENT ASSETS
     Cash                                                               $       36,814   $      523,072
     Accounts receivable, less allowance for doubtful accounts
         of $25,222 and $45,657, respectively                                   98,786           62,785
     Inventories                                                                85,196           32,380
     Prepaid expenses                                                           24,506           27,930
     Other current assets                                                        8,500                -
                                                                        ---------------  ---------------

            TOTAL CURRENT ASSETS                                               253,802          646,167
                                                                        ---------------  ---------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization
     of $132,640 and $57,843, respectively                                     307,015          257,066
                                                                        ---------------  ---------------

OTHER ASSETS
     Deposits                                                                   17,004            6,285
     Patents and trademarks, net of accumulated amortization
         of $30,778 and $13,971, respectively                                  390,623          267,037
                                                                        ---------------  ---------------

            TOTAL OTHER ASSETS                                                 407,627          273,322
                                                                        ---------------  ---------------


            TOTAL ASSETS                                                $      968,444   $    1,176,555
                                                                        ===============  ===============



                                    Continued

---------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                          December 31,    December 31,
                                                                             2005             2004
                                                                        ---------------  ---------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
     Accounts payable, trade                                            $      443,769   $      207,563
     Accrued expenses                                                          114,161           56,737
     Area development rights deposits                                          856,790                -
     Accrued interest                                                           21,003                -
     Current portion of deferred revenue                                       140,172           96,173
     Current portion of capital lease obligations                                3,377           32,702
     Notes payable to stockholders                                             620,526                -
     Convertible notes payable to stockholder,
           net of debt discount of $219,174                                    280,826                -
                                                                        ---------------  ---------------

            TOTAL CURRENT LIABILITIES                                        2,480,624          393,175
                                                                        ---------------  ---------------

DEFERRED REVENUE, less current portion                                         304,575                -
                                                                        ---------------  ---------------

CAPITAL LEASE OBLIGATIONS, less current portion                                 11,225           14,602
                                                                        ---------------  ---------------

COMMITMENTS AND CONTINGENCIES (see note 15)

Preferred Stock, par value $.001; authorized 30,000,000 shares,
     no shares issued                                                                -                -
Common Stock, par value $.001; authorized 70,000,000 shares,
     29,260,273 and 27,339,207 shares issued and outstanding,
     respectively                                                               29,260           27,339
Additional paid-in capital                                                   6,797,476        4,903,427
Accumulated deficit                                                         (8,654,716)      (4,161,988)
                                                                          -------------     ------------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (1,827,980)         768,778
                                                                          -------------     ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $      968,444   $    1,176,555
                                                                        ===============  ===============

                                    Concluded

---------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                                         2005               2004
                                                                    ---------------    ---------------
SALES
     Product sales                                                  $    1,076,745     $    1,446,563
     License fees and other revenue                                        176,019            178,671
     Royalties                                                              44,561             59,175
                                                                    ---------------    ---------------
         NET SALES                                                       1,297,325          1,684,409

OPERATING EXPENSES
     Cost of goods sold                                                  1,125,727          1,194,102
     General and adminstrative                                           1,930,557          1,556,431
     Sales and marketing                                                 1,650,838          1,798,095
     Research and development                                              562,013             23,786
                                                                    ---------------    ---------------

         TOTAL OPERATING EXPENSES                                        5,269,135          4,572,414
                                                                    ---------------    ---------------

         OPERATING LOSS                                                 (3,971,810)        (2,888,005)
                                                                    ---------------    ---------------
OTHER INCOME (EXPENSE)
     Other income                                                           16,327             16,125
     Interest income                                                           266             12,801
     Other expense                                                         (25,129)           (26,479)
     Interest expense                                                      (60,781)           (13,693)
     Loss on extinguishment of debt                                       (449,871)                 -
                                                                    ---------------    ---------------

         TOTAL OTHER (EXPENSE), NET                                       (519,188)           (11,246)
                                                                    ---------------    ---------------

         LOSS BEFORE PROVISION FOR INCOME TAXES                         (4,490,998)        (2,899,251)

         Provision for income taxes                                         (1,730)              (900)
                                                                    ---------------    ---------------

         NET LOSS                                                   $   (4,492,728)    $   (2,900,151)
                                                                    ===============    ===============


         NET LOSS PER COMMON SHARE, BASIC AND DILUTED               $        (0.16)    $        (0.12)
                                                                    ===============    ===============

         WEIGHTED AVERAGE NUMBER OF COMMON
             SHARES OUTSTANDING,
                 BASIC AND DILUTED                                      28,359,820         23,631,079
                                                                    ===============    ===============

---------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                        Common Stock           Preferred Stock
                                     Shares        Amount      Shares     Amount
                                 ------------------------  ---------------------

Balance at January 1, 2004         1,117,027   $     1,117         -   $      -

Issuance of common stock to
    Speaking Roses (SR) for
    business assets               20,551,264       20,551         -          -

Close out accumulated deficit
    to additional
    paid-in capital due to
    reverse merger                         -             -         -          -

Issuance of common stock for:
    Initial closing, private
      placement offering           1,237,500         1,238
    Private placement offering     2,762,500         2,762         -          -
    Placement fee                    359,884           360         -          -
    Cancellation of agreement        500,000           500         -          -
    Cash                             900,000           900         -          -

Common shares cancelled due to
    rescission offer                 (88,968)          (89)        -          -

Net loss                                   -             -         -          -
                                 ------------  ------------  --------  ---------

Balance at December 31, 2004       27,339,207       27,339         -          -

Issuance of common stock for cash    771,066           771         -          -

Issuance of common stock for
    extinguishment of debt
    to stockholder                 1,000,000         1,000         -          -

Issuance of common stock for
    consulting services              150,000           150         -          -

Discount from beneficial conversion
    feature of unsecured convertible
    notes payable to stockholder           -             -         -          -

Net loss                                   -             -         -          -
                                 ------------  ------------  --------  ---------

Balance at December 31, 2005       29,260,273  $    29,260         -   $      -
                                 ============  ============  ========  =========





                                    Continued

--------------------------------------------------------------------------------


           See accompanying notes to consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                Additional       Consolidated
                                                 Paid-in         Accumulated
                                                 Capital           Deficit
                                               ------------  ------------------

Balance at January 1, 2004                      $ 7,170,080   $ (7,241,832)

Issuance of common stock to
    Speaking Roses (SR) for business
      assets                                        (20,551)    (1,261,837)

Close out accumulated deficit to additional
    paid-in capital due to reverse merger        (7,241,832)     7,241,832

Issuance of common stock for:
    Initial closing, private placement
       offering                                   1,236,262              -
    Private placement offering                    2,759,738              -
    Placement fee                                  (359,991)             -
    Cancellation of agreement                       499,500              -
    Cash                                            949,100              -

Common shares cancelled due to
    rescission offer                                (88,879)             -

Net loss                                                  -     (2,900,151)
                                               ------------   ------------

Balance at December 31, 2004                      4,903,427     (4,161,988)

Issuance of common stock for cash                   575,199              -

Issuance of common stock for
    extinguishment of debt to
    stockholders                                    965,000              -

Issuance of common stock for
    consulting services                             119,850              -

Discount from beneficial conversion
    feature of unsecured convertible
    notes payable to stockholder                    234,000              -

Net loss                                                  -     (4,492,728)
                                               ------------   ------------

Balance at December 31, 2005                    $ 6,797,476   $ (8,654,716)
                                               ============   ============


                                    Concluded
--------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                                 2005                2004
                                                                           -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $     (4,492,728)   $     (2,900,151)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                              103,686              72,112
         Loss on extinguishment of debt                                             449,871                   -
         (Gain) / Loss on sale of assets                                             23,936                 (53)
         Common stock issued as interest on debt                                     16,129                   -
         Common stock issued for consulting fees                                    120,000                   -
         Interest expense from beneficial debt conversion feature                    14,826                   -
         Impairment of long-lived assets                                                  -              26,479
         Gain on forgiveness of liability                                           (14,203)            (14,463)
     (Increase) decrease in operating assets:
         Accounts receivable                                                        (36,001)            113,071
         Inventories                                                                (52,816)            (22,640)
         Prepaid expenses                                                             3,424             (17,429)
         Other current assets                                                        (8,500)                  -
         Deposits                                                                   (10,719)             (1,500)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                           250,409            (160,279)
         Accrued expenses                                                            57,424               7,145
         Area development rights deposits                                           856,790                   -
         Accrued interest                                                            21,003                   -
         Deferred revenue                                                           348,574            (127,214)
                                                                           -----------------   -----------------

             NET CASH USED IN OPERATING ACTIVITIES                               (2,348,895)         (3,024,922)
                                                                           -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                            (161,357)           (192,919)
     Proceeds from sale of assets                                                     1,250                   -
     Increase in patents, trademarks and other intangibles                         (141,050)           (189,617)
                                                                           -----------------   -----------------

             NET CASH USED IN INVESTING ACTIVITIES                                 (301,157)           (382,536)
                                                                           -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable to stockholders                                  1,720,526                   -
     Principal payments on notes payable                                           (100,000)         (1,112,248)
     Principal payments on capital lease obligations                                (32,702)                  -
     Proceeds from sale of common stock                                             575,970           5,001,055
                                                                           -----------------   -----------------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                            2,163,794           3,888,807
                                                                           -----------------   -----------------

             INCREASE (DECREASE) IN CASH                                           (486,258)            481,349

             CASH AT BEGINNING OF YEAR                                              523,072              41,723
                                                                           -----------------   -----------------

             CASH AT END OF YEAR                                           $         36,814    $        523,072
                                                                           =================   =================

----------------------------------------------------------------------------------------------------------------
CASH PAID DURING THE YEAR FOR
     Interest                                                              $         16,809    $         19,868
     Income taxes                                                          $          1,730    $            900


                                    Continued
----------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2005 and 2004

     Supplemental disclosure of non-cash investing and financing activities:

During 2005, in connection with the repayment of certain notes payable to stockholders, the Company issued 1,000,000 shares of its common stock valued at $966,000, to settle loan balances totaling $500,000 plus $16,129 in accrued interest. As a result of this transaction, the Company recorded additional non-cash loss on extinguishment of debt of $449,871, representing the difference between the fair market value of the stock on the settlement date and the loan balances.

During 2005, the Company issued three unsecured convertible notes payable to a related party. Each of these notes bears interest at an annual rate of 12% and matures on the one-year anniversary of the note. The principal and accrued interest of each of these notes are convertible at the option of the holder at any time into common shares of the Company at the conversion rate of $0.50 per common share, subject to any share splits or reclassifications. As a result of these transactions, a beneficial conversion feature of $234,000 was recorded as a debt discount and corresponding increase to additional paid-in capital. As of December 31, 2005, the remaining debt discount was $219,174.



                                    Concluded

--------------------------------------------------------------------------------


           See accompanying notes to consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies
         ------------------------------------------

         Nature of operations - Speaking Roses International, Inc. and subsidiary (collectively, the "Company" or "SRII") own patented and other proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks, and pictures. In addition to its own production, the Company has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, the Company sells embossed flowers and bouquets containing embossed flowers directly to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by the Company and by licensed wholesale flower providers. The Company has recently developed a retail distribution model and has begun to offer area development and franchise rights in those jurisdictions which do not require regulatory approval. The Company formed a wholly owned subsidiary, Speaking Roses Development Corporation ("SRDC"), during August 2005 through which to conduct its franchise activities. SRII's financial statements include the accounts of SRDC from the date of inception. The Company has also licensed the technology and equipment to exclusive licensees in international markets and is beginning to offer area development and franchise rights internationally.

         Reverse Acquisition - On February 6, 2004, Millennium Electronics, Inc. issued 20,551,264 shares to Speaking Roses, LLC ("SR") in exchange for SR's operating assets and liabilities. These newly issued shares represented approximately 95% of the Company's then outstanding common shares. In connection with this transaction, the Company changed its domicile from the State of Nevada to the State of Utah and effected a 16.859-for-1 reverse split of its outstanding common shares. All share references in this report have been adjusted to reflect the February 2004 reverse split. In addition, the then current officers and directors of the Company resigned and affiliates of SR were appointed and elected as the Company's officers and directors. The acquisition was treated, for accounting purposes, as a recapitalization in a reverse merger. Therefore, the financial statements as of and for the years ended December 31, 2005 and 2004 included in the Company's Form 10-KSB, include the historical results of SR through February 6, 2004 and the combined results of the Company and SR subsequent to the reverse merger. The Company paid all legal and accounting expenses and other direct costs totaling approximately $71,000 associated with the reverse acquisition.

         Basis of presentation - The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company's financial position and results of operations have been included. Certain amounts in the prior year are reclassified for comparability to the current year's presentation. These reclassifications have no effect on net loss or stockholders' deficit.

         Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SRDC. All material inter-company balances and transactions have been eliminated in consolidation.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies (continued)
         -----------------------------------------------------

         Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable, impairment and useful lives of long-lived assets, impairment of inventories, and valuation allowances against deferred income tax assets.

         Allowance for doubtful accounts receivable - The Company offers credit terms on the sale of the Company's products to a significant number of the Company's customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of the Company's customers' financial condition and maintains an allowance for doubtful accounts receivable based upon the Company's historical collection experience and a specific review of aged accounts receivable at the end of each period. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of December 31, 2005 and 2004, the allowance for doubtful accounts was $25,222 and $45,657, respectively.

         Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Interest is charged on trade receivables that are outstanding for more than 30 days and is recognized as it is collected.

         Inventories - Inventories consist primarily of product for both the wholesale and retail channels including silk roses, franchise store supplies, inks and other printing supplies, and shipping materials. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis and market determined using realizable value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value. No such provisions were made during the years ended December 31, 2005 and 2004.

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

         Property held under capital leases is amortized over the shorter of the terms of the respective leases or the estimated useful lives of the assets. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:


                     Assets                                    Useful Lives
                     ------                                    ------------

                  Machinery and equipment                       3 - 7 years
                  Furniture and fixtures                        3 - 7 years
                  Computer equipment and software               3 - 5 years
                  Leasehold improvements                            5 years

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         Upon retirement or other disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is included in the determination of net loss.

         Long-lived assets - The Company assesses its property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its property and equipment and other definite-lived tangible and intangible assets for impairment on an annual basis or when events or circumstances indicate the existence of a possible impairment in accordance with SFAS 144. In determining whether an asset is impaired, the Company must make assumptions regarding recoverability of costs, estimated future net cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets. As of December 31, 2004, the Company determined that it had excess floral embossing equipment and the carrying value of this equipment exceeded the estimated net future cash flows. An impairment charge of $26,479 was recorded in the fourth quarter of 2004. The Company did not record any impairment charges for the year ended December 31, 2005.

         Patents and trademarks - Certain costs related to obtaining patents and trademarks of the Company have been capitalized. Patents and trademarks are amortized over their estimated useful lives; generally their legal lives of 20 years from the date of filing.

         Research and development expenditures - Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on behalf of the company and indirect costs are expensed as research and development costs when incurred.

         Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $72,394 and $337,500 for the years ended December 31, 2005 and 2004, respectively.

         Income Taxes - Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company provides a valuation allowance for deferred tax assets when it does not believe that it is more likely than not that the deferred tax assets will be realized. As of December 31, 2005 and December 31, 2004, the Company has recorded a 100% valuation allowance on its deferred income tax assets.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Summary of significant accounting policies (continued)
         -----------------------------------------------------

         Net loss per common share - The Company applies SFAS No. 128, "Earnings Per Share," which requires the calculation of basic and diluted net loss per common share. Basic net loss per common share ("basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("diluted EPS") is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding. The computation of diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. The Company had a net loss for all years presented herein; therefore, none of the stock options and convertible debt instruments outstanding during the years presented, as discussed in Notes 11 and 14, were included in the computation of diluted net loss per common share as they were anti-dilutive.

         Common share equivalents consist of shares issuable upon the exercise of common stock options and shares issuable upon conversion of convertible debt. As of December 31, 2005 and 2004, there were 2,458,548 and 890,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

         Revenue recognition - The Company recognizes revenue from direct sales of floral products and supplies, the sale of license agreements and related equipment, royalties related to licensing agreements, the sale of area development rights, and the sale of franchises.

         Direct Product Sales
         Revenue from direct product sales is recognized when the following four revenue criteria (as defined by the Securities and Exchange Commission's (SEC's) Staff Accounting Bulletin (SAB) No. 104) are met:
         (1) persuasive evidence of an arrangement exists; (2) products are shipped and the customer takes ownership and assumes the risk of loss;
         (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company uses domestic floral wholesalers to emboss, fulfill and distribute its direct product sales. The wholesalers emboss and fulfill orders using the Company's proprietary technology and equipment. Under these fulfillment arrangements, the Company is the primary obligor, assumes inventory risk upon customer return, establishes price, provides embossing specifications and techniques and assumes credit risk. As a result, and in accordance with Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes revenue on a gross basis for direct product sales. Gross sales are reduced by returns, charge backs and other discounts.

         The Company also has agreements with some wholesalers in which the Company does not act as the primary obligor and does not assume the inventory risk or establish pricing for the product. In accordance with EITF 99-19, revenue from these wholesaler originated sales is recognized as commission revenue when the revenue recognition criteria as defined in SAB 104 are met. Under these arrangements, the wholesalers initiate sales to their customers, are responsible for collections and have a risk of loss of inventory. Commission revenues are reduced accordingly for returns, charge backs and discounts.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         License Agreements and Related Equipment and Support
         The Company enters into license agreements in which it licenses its patented technology, leases or sells the equipment necessary to utilize the technology, and provides customer support related to the equipment. The sale of the licensed technology, together with the related equipment and support is considered a revenue arrangement with multiple deliverables under EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." In accordance with EITF 00-21, fees from the sale of licensing agreements including customer support and the lease or sale of the related equipment, are initially deferred and subsequently recognized as revenue on a straight-line basis over the life of the agreement beginning on the commencement date of the license agreement. The terms of these non-cancelable license agreements are generally 2 to 4 years, although some terms are as long as 10 years.

         In certain circumstances, mainly with international licensees, the Company enters into non-cancelable license agreements that grant a license to the technology, provide the equipment and support, and provide exclusive rights to distribute imprinted floral products within a geographical region. Fees from these licensing agreements are also recognized in accordance with EITF 00-21 and are recorded initially as deferred revenue and recognized as revenue on a straight-line basis over the lives of the agreements.

         Royalty Fees
         In connection with the license agreements, the Company also receives royalties on the sales of all imprinted flowers. Royalties are recognized as earned in accordance with SAB 104 and EITF 99-19.

         Franchise Fees
         The Company recognizes franchise fee revenue when earned in accordance with SFAS No. 45, "Accounting for Franchise Fee Revenue." Franchise fee revenue is recognized when all material services or conditions relating to the sale of a franchise have been substantially performed or satisfied by the Company, which generally occurs upon the commencement of franchise operations. The Company's agreements with the area developers generally require a portion of the franchise fee to be paid to the area developer. Any portion of the franchise fee paid to the area developer is recorded as a reduction to the franchise fee revenue.

         Sale of Area Development Rights
         Revenues from the sale of area development rights are deferred and recognized proportionately based on the number of franchises sold compared to the total franchises expected to be sold as set forth in each area developer's agreement with the Company. Franchise royalties, which are based on a percentage of franchised stores' sales, are recognized as earned. As of December 31, 2005, the Company had not yet recognized any revenue associated with franchise fees, area development rights or franchise royalties.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         Accounting for stock based compensation - The Company accounts for its employee stock-based compensation in accordance with Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations" and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with APB No. 25, compensation expense related to stock options granted to employees is only recorded if the exercise price of the stock option is less than the market price of the Company's common stock on the date of grant. The Company did not recognize compensation expense for its employee stock-based compensation during 2005 and 2004 because all stock options were granted with an exercise price equal to or greater than the market price of the Company's common stock on the date of grant. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its employee stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and net loss per common share would be increased to the following pro forma amounts:

                                                                       Year Ended           Year Ended
                                                                      December 31,         December 31,
                                                                         2005                 2004
                                                                   ------------------   -----------------
         Net loss as reported                                       $      (4,492,728)   $     (2,900,151)
         Add (Deduct): Change in stock-based employee
             compensation included in reported net loss
         Add: Total stock-based employee compensation
             expense determined under fair value based
             method for all awards                                           (303,869)           (528,687)
                                                                    ------------------   -----------------

         Pro forma net loss                                         $      (4,796,597)   $     (3,428,838)
                                                                    ==================   =================

         Net loss per common share (basic and diluted):
         As reported                                                $           (0.16)   $          (0.12)
                                                                    ==================   =================
         Pro forma                                                  $           (0.17)   $          (0.15)
                                                                    ==================   =================


         In calculating pro forma compensation related to employee stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                Year Ended           Year Ended
                                               December 31,         December 31,
                                                    2005                 2004
                                         ------------------- -------------------
         Dividend yield                             --                   --
         Expected volatility                   138% - 150%          548% - 566%
         Risk-free interest rate              3.95% - 4.34%        4.03% - 4.20%
         Expected life of option (years)           10.0                 10.0

         The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." These pronouncements require the Company to record an expense over the vesting or service period equal to the fair value of the equity instrument issued as measured as of the earlier of the date at which a commitment for performance is reached or the date at which the performance is complete.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         Concentrations of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

         The Company maintains its cash in bank deposit accounts that, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in its cash deposits. At December 31, 2005, the Company's cash in banks did not exceed the federally insured limits.

         Comprehensive loss - Net loss and comprehensive loss for the years ended December 31, 2005 and 2004, were equivalent.

         Fair value of financial instruments - The carrying value of certain of the financial instruments, including accounts receivable, other current assets, accounts payable and accrued expenses, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value.

         Recent accounting pronouncements - The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB No. 25. Accordingly, no compensation expense has been recorded for stock options granted to employees with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), "Share-Based Payment," which eliminates the alternative of applying the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

         The Company has not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss and net loss per common share if the Company had applied the fair value recognition provisions of the original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB No. 25) are disclosed above in "Accounting for stock-based compensation." Although the pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, and the transition method (as described below) chosen for adopting SFAS No. 123R.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On April 15, 2005, the SEC issued release No. 33-8568, "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for SFAS 123R." The amended rule permits calendar year registrants subject to oversight by the SEC to implement SFAS No. 123R at the beginning of its next fiscal year. The Company will implement SFAS No. 123R at the beginning of its next fiscal year (January 1, 2006).

         In March 2005, the SEC issued SAB No. 107 to simplify some of the implementation challenges of SFAS No. 123R. In particular, SAB No. 107 provides supplemental implementation guidance on SFAS No. 123R including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation costs, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. The Company will apply the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123R.

         In December 2004, the FASB issued Staff Position No. FAS 109-1, "Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA)." The AJCA was signed into law in October 2004 and includes a tax deduction of up to 9 percent (when fully phased in) of the lesser of a) "qualified production activities income" as defined in the Act, or b) taxable income (after the deduction for the utilization of any net operating loss carry-forwards). The FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate deduction. The Company is expecting to start claiming this benefit in 2006. The Company expects the adoption of Staff Position No. FAS 109-1 will not have a material impact on the Company's financial position or results of operations.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and companies must apply the standard prospectively. The Company expects the adoption of SFAS No. 151 will not have a material impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets." This statement amends APB No. 29 to require certain non-monetary exchange transactions to be recorded on a carry over cost basis if future cash flows are not expected to change significantly. The statement is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial statements.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting a change in accounting principles. SFAS No. 154 requires retroactive application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical to do so. APB No. 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS No. 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

(2)      Going Concern
         -------------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $8,654,716 through December 31, 2005. As of December 31, 2005, the Company had total cash available of $36,814 and a working capital deficit of $2,226,822.

         The above factors raise substantial doubt that the Company will be able to continue as a going concern.

         The Company is attempting to raise additional funds through the sale of its equity securities or through the issuance of debt instruments; however, no assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. Any sale of additional equity or the conversion of any convertible debt securities would result in additional dilution to the Company's stockholders. If the Company is unable to obtain additional funding, it may be required to reduce or cease operations.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      Inventories
         -----------

         As of December 31, 2005 and 2004, total inventories consist of the following:

                                             2005                 2004
                                       ------------------   ------------------

         Floral products               $          32,063    $           7,078
         Non-floral products                      28,593                3,434
         Embossing supplies                       16,188               17,062
         Shipping materials                        8,352                4,806
                                       ------------------   ------------------

         Total inventories             $          85,196    $          32,380
                                       ==================   ==================


(4)      Property and equipment
         ----------------------

         As of December 31, 2005 and 2004, property and equipment consist of the following:

                                                          December 31,         December 31,
                                                              2005                 2004
                                                        ------------------   ------------------
         Machinery and equipment                         $         213,643    $         171,392
         Furniture and fixtures                                    112,442               46,850
         Computer equipment and software                           113,570               96,667
                                                        ------------------   ------------------
                                                                   439,655              314,909
         Accumulated depreciation and amortization                (132,640)             (57,843)
                                                        ------------------   ------------------

         Net property and equipment                      $         307,015    $         257,066
                                                        ==================   ==================


         As of December 31, 2005 and 2004, property and equipment held under capital lease are as follows:

                                                          December 31,         December 31,
                                                              2005                 2004
                                                        ------------------   ------------------
         Machinery and equipment                        $          23,368    $          84,195
         Furniture and fixtures                                         -               14,174
                                                        ------------------   ------------------
                                                                   23,368               98,369
         Accumulated amortization                                  (6,337)             (36,143)
                                                        ------------------   ------------------
         Net property and equipment held under
             capital leases                             $          17,031    $          62,226
                                                        ==================   ==================

         Total depreciation and amortization expense associated with property and equipment was $86,222 and $61,594 for the years ended December 31, 2005 and 2004, respectively.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)      Intangible assets
         -----------------

         As of December 31, 2005 and 2004, intangible assets consist of the following:

                                                   December 31,     December 31,
                                                       2005             2004
                                                  -------------  ---------------
         Definite-lived intangible assets:
            Patents                               $    287,967    $     151,495
               Less: accumulated amortization          (21,852)         (10,897)
                                                  ------------   --------------

               Net patent assets                       266,115          140,598
                                                  ------------   --------------

         Trademarks                                    133,434          129,513
            Less: accumulated amortization              (8,926)          (3,074)
                                                  ------------   --------------

            Net trademark assets                       124,508          126,439
                                                  ------------   --------------

            Net intangible assets                 $    390,623    $     267,037
                                                  ============   ==============

         All intangible assets are being amortized on a straight-line basis over their estimated useful lives with a weighted average amortization period of approximately 18.6 years. Amortization expense was $17,464 and $10,518 for the years ended December 31, 2005 and 2004, respectively, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS 142, "Goodwill and Other Intangible Assets." For each of the next five years, amortization expense relating to intangibles is expected to be $21,070 per year.

(6)      Accounts payable, trade
         -----------------------

         As of December 31, 2005, the Company's accounts payable, trade balance included an amount owed to a vendor that exceeded 5% of total current liabilities. The amount of $142,606 was payable to the Company's corporate law firm.

(7)      Accrued expenses
         ----------------

         As of December 31, 2005 and 2004, accrued expenses consist of the following:

                                                    December 31,    December 31,
                                                       2005             2004
                                                   -----------------------------

         Accrued vacation                          $      52,023    $     20,978
         Accrued product certificates                     24,721               -
         Accrued commissions                              16,134           6,877
         Accrued cost of production                        9,989          23,100
         Accrued compensation and payroll taxes            5,002           3,908
         Accrued sales and use tax                         4,807             764
         Other                                             1,485           1,110
                                                   ----------------  -----------

                 Total accrued expenses            $     114,161    $     56,737
                                                   ================  ===========

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)      Area development rights deposits
         --------------------------------

         During the year ended December 31, 2005, the Company entered into five agreements for the sale of area development rights and received deposits totaling $976,190. These deposits represent funds collected from potential area developers of retail distribution outlets in territories that are both determined and yet to be determined.

         The area developers have a right to receive a refund of their deposits, plus interest, if the Company does not timely provide them with forms of area development agreements. One agreement for $100,000 with a potential area developer expired on December 23, 2005, but the potential area developer and the Company agreed to extend the term of the agreement until June 23, 2006.

         Another of the potential area developers, Steven F. Hanson ("Hanson"), who owns more than 5% of the Company's common stock and meets the definition of a related party, paid $750,000 for the right to, within sixty days of being provided with a form of area development agreement, choose to either enter into the area development agreement or be issued a convertible note payable by the Company. The convertible note would have a six-month term, accrue interest at 12% per annum, and be convertible into common stock at $.50 per share. Subsequent to December 31, 2005, the Company was unable to formulate the area development agreement contemplated by the terms of the Hanson area development rights deposit within the timeframes specified. As a result, Hanson has elected to have the funds deposited with the Company converted into loans to the Company (the "Development Loan"). As of December 31, 2005, the $750,000 received from Hanson is recorded as an area development rights deposit. Effective January 10, 2006, the deposit will be reclassified as convertible notes payable to stockholder pursuant to the terms of the Development Loan.

         The Development Loan bears interest at an annual rate of 12% and is payable upon the request of the holder thereof. The Company's obligations under the Development Loan are not secured by any of the assets or properties of the Company. The principal and accrued interest of the Development Loan are convertible at the option of the holder of the Development Loan at any time into common shares of the Company at the conversion rate of $0.50 per common share. (See Note 18 for further detail). No placement agent fee or commissions are payable with respect to the purchase or issuance of the Development Loan.

         During the fourth quarter of 2005, the Company entered into two definitive area development agreements as contemplated by the terms of the respective area development rights deposits. Consequently, the two respective deposits totaling $119,400 were transferred to deferred revenue when the agreements were signed.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)      Deferred revenue
         ----------------

         As of December 31, 2005, the Company has deferred revenue of $444,747 consisting of $195,960 of deferred revenue associated with area development rights, $222,547 associated with international licensing agreements and related equipment, and $26,240 pursuant to unfulfilled sales.

         The Company has entered into non-cancelable licensing agreements with international wholesalers with terms of 2 to 10 years. Under these contracts the wholesalers acquire exclusive rights to distribute imprinted floral products within a geographic region. License fees under these agreements are paid to the Company at inception and are recognized over the lives of the contracts using the straight-line method. Some of these contracts have included up front payments for equipment.

         The Company has not recognized any revenue associated with area development rights as of December 31, 2005. For the years ended December 31, 2005 and 2004, the Company recognized revenue associated with international license fees of $124,701 and $137,213 respectively, and has recognized revenue associated with international equipment purchases and leases of $1,730 and $0, respectively.

(10)     Notes payable to stockholders
         -----------------------------

         As of December 31, 2004, the Company had no notes payable. As of December 31, 2005, short term notes payable to stockholders consist of the following:


         Unsecured note payable to a member of the Board
         of Directors and a stockholder.  This note bears
         simple interest at 8% and matured on August 5,
         2005. This note was subsequently extended until
         September 5, 2005 and is currently in default.             $   250,000

         Unsecured notes payable to the Chairman of the
         Board of Directors who is also a significant
         stockholder.  These notes bear simple interest at
         8% and are due upon demand.                                    195,526

         Unsecured note payable to a member of the Board
         of  Directors who is also a significant stockholder.
         This note bears simple interest at 8% and was due
         on February 28, 2006.  On that date,  the Company
         issued a  promissory note to the stockholder in
         the principal amount of $178,452 representing
         the  principal and accrued  interest of the original
         promissory  note. The new note bears interest at
         an annual rate of 10%, and matures on December 31,
         2006.                                                          175,000
                                                                    ------------

                                                                    $   620,526
                                                                    ============

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)     Convertible notes payable to stockholder
         ----------------------------------------

         As of December 31, 2004, the Company had no convertible notes payable to stockholders. As of December 31, 2005, short term convertible notes payable to stockholder consists of the following:

         Unsecured convertible note payable to a significant
         stockholder with interest at 12% (effective  interest
         rate of 28.23%),  and maturing November 14, 2006.
         The holder of the note may convert any portion of
         the principal and accrued interest for shares of
         common stock at $0.50 per share. A beneficial
         conversion feature of $14,000 was recorded. As
         of December 31, 2005, the remaining debt discount
         was $12,312.                                               $    87,688

         Unsecured convertible note payable to the same
         significant stockholder with interest at 12%
         (effective interest rate is considered undefined,
         or infinite), and maturing  November 29, 2006.
         The holder of the note may convert any portion
         of the principal and accrued interest for shares
         of common stock at $0.50 per share.  A beneficial
         conversion feature of $100,000 was recorded. As of
         December 31, 2005, the remaining debt discount was
         $91,233.                                                         8,767

         Unsecured convertible note payable to the same
         significant stockholder with interest at 12%
         (effective interrest rate of 68.22%), and maturing
         December 14, 2006. The holder of the note may
         convert any portion of the principal and accrued
         interest for shares of common stock at $0.50 per
         share. A beneficial conversion feature of $120,000
         was recorded. As of December 31, 2005, the remaining
         debt discount was $115,629.                                    184,371
                                                                    ------------

                                                                    $   280,826
                                                                    ============

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)     Capital lease obligations
         -------------------------

         The Company has capitalized lease obligations of $14,602 as of December 31, 2005. The current portion of the capitalized lease obligations is $3,377. Future minimum lease payments under capital leases together with the present value of the net minimum lease payments are as follows:

                Years ending December 31,

                         2006                                      $      4,620
                         2007                                             4,620
                         2008                                             4,620
                         2009                                             3,820
                                                                   ------------

                  Total minimum lease payments                           17,680

                  Less amount representing interest                      (3,078)
                                                                   ------------

                  Present value of minimum lease
                    payaments                                      $     14,602
                                                                   ============

(13)     Stockholders' equity (deficit)
         ------------------------------

         The Company was originally formed as a Delaware corporation in November 1991 for the purpose of acquiring or merging with an operating company. In 1997, the Company merged with a Nevada company that sold personal computer systems and semiconductor memory products, but the Company terminated those operations in 1999. From that date and through February 6, 2004, the Company did not engage in any active business operations or have any revenues, and its sole business consisted of identifying a prospective business with which to merge or to acquire.

         In February 2004, the Company acquired the business and assets of Speaking Roses, LLC ("SR"), an Idaho limited liability company that held, and licensed to third parties, proprietary technology for embossing flowers and floral products. The acquisition of Speaking Roses assets was a part of a series of transactions that included:

         o    a change in the corporate domicile from Nevada to Utah;
         o a 16.859-for-1 reverse split of the outstanding common shares (the "February 2004 reverse split");
         o    an increase in authorized capital;
         o the conversion of the outstanding preferred shares into common shares; and
         o the change of the name from "Millennium Electronics, Inc." to "Speaking Roses International, Inc." ("SRII").

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)     Stockholders' equity (deficit) (continued)
         ------------------------------------------

         In February 2004, the Company approved a 16.859 for one reverse split of the outstanding common shares which decreased the common stock from 18,832,381 (including preferred Series B and C and accrued dividends) shares issued and outstanding to 1,117,027 shares issued and outstanding. The par value remained unchanged at $0.001 per share with 25,000,000 shares of common stock authorized.

         In February 2004, the Company's board approved an increase in authorized shares from 25,000,000 to 70,000,000. As discussed in Note 1, the Company issued 20,551,264 common shares to SR in exchange for SR's operating assets and liabilities. In addition, the Company issued 1,237,500 common shares to certain investors in exchange for cash of $1,237,500 in the initial closing of a private placement. The private placement and the acquisition of SR's business and assets were each conditioned on the other transactions taking place, as well as the closing of the preliminary transactions described above. The common shares the Company issued to SR in the acquisition of its assets and to the investors in the initial closing of the private placement represented, in the aggregate, approximately 95% of the Company's then issued and outstanding shares. In connection with these transactions, SR's former management (and certain of its indirect owners) became the Company's officers and directors.

         In conjunction with the private placement, the Company issued an additional 2,762,500 common shares for cash of $2,762,500 and also issued 359,884 common shares, valued at $359,631 to the private placement agent in exchange for its services related to the private placement.

         In January 2004, the Company entered into a master services agreement for all of Asia, except Japan, and received $500,000. Later that year, in exchange for cancellation of the Asia master services agreement, the Company issued 500,000 shares of its common stock.

         The Company issued 500,000 shares of its common shares in October 2004 for cash of $500,000 and 400,000 of its common shares in December, 2004 for cash of $500,000.

         In March 2004, the Company's management determined that the pro forma financial statements included as part of the private placement memorandum contained certain errors. The Company elected to conduct a rescission offer allowing the private placement investors to rescind their stock purchases. The rescission offer was completed on June 30, 2004. A total of five investors (who acquired a total of 88,968 in common shares in the private placement) elected to rescind their investments. The Company refunded the amount of $92,000, including interest, to those investors that elected to rescind.

         In connection with the repayment of notes payable to stockholders, the Company issued 1,000,000 shares of its common stock valued at $966,000 on June 30, 2005, to settle loan balances totaling $500,000 plus $16,129 in accrued interest. As a result of this transaction, the
         Company recorded a loss on extinguishment of debt of $449,871 representing the difference between the fair market value of the stock on the settlement date and the loan balances as a loss on extinguishment of debt.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(14)     Stock option plan
         -----------------

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

         A summary of stock option activity under the plan for the years ended December 31, 2005 and 2004 is as follows:

                                                                Weighted Average
                                                   Options       Exercise Price
                                              ----------------------------------
         Outstanding, December 31, 2003                  -       $         -

                Granted                             890,000              1.67

                Exercised                                -                 -

                Canceled                                 -                 -
                                              -------------

         Outstanding, December 31, 2004             890,000              1.67

                Granted                             920,000              1.13

                Exercised                                -                 -

                Canceled                           (360,000)             1.70
                                              -------------

         Outstanding, December 31, 2005           1,450,000              1.32
                                              =============

         The weighted average fair value of options granted for the years ended December 31, 2005 and 2004 was $1.11 and $1.67, respectively.

         During the years ended December 31, 2005 and 2004, the Company did not grant any stock options with exercise prices that were less than the quoted closing market price of the Company's common stock on the date of the grant. A summary of stock options outstanding and exercisable under the Company's option plan is as follows:


          Exercise        Options      Contractual        Exercise        Options         Exercise
           Prices       Outstanding    Life (Years)         Price       Exercisable         Price
         -------------------------------------------------------------------------------------------
         $     0.71         300,000            9.31    $       0.71               -    $          -
               1.00         200,000            9.42            1.00               -               -
               1.50         420,000            9.60            1.50               -               -
               1.60         300,000            8.90            1.60         300,000            1.60
               1.70         230,000            8.81            1.70          57,500            1.70
                          ---------                                         -------

                          1,450,000                                         357,500
                          =========                                         =======

         Weighted Average                      9.25            1.32                            1.62

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15)     Operating leases
         ----------------

         The Company moved its offices during the last quarter of 2005 to Salt Lake City, Utah where it leases approximately 15,000 square feet of office space for its corporate offices, customer service and production facilities. The Company has commitments under this operating lease that extends through the month ending January 31, 2008. The Company leases additional space that had been its production facility in Salt Lake City, Utah and which it now uses for storage under a two year lease which expires on April 30, 2006. The Company does not intend to renew that lease because it now has sufficient space at its main location. Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 are as follows:

                                                                 Operating
                                                                  Leases
                                                           ---------------
         Year ending December 31,
               2006                                        $        77,321
               2007                                                 82,060
               2008                                                  6,838
                                                           ---------------

         Total minimum payments                            $       166,219
                                                           ===============

         Total rent expense for all of the Company's operating leases was $148,233 and $56,891 for the years ended December 31, 2005 and 2004, respectively.

(16)     Income taxes
         ------------

         The Company has net operating loss carry-forwards and other temporary differences which give rise to deferred income tax assets. Because management has not determined that it is more likely than not that the deferred income tax assets will be realized, a 100% valuation allowance has been provided against the net deferred income tax assets. Provision for income taxes for the years ended December 31, 2005 and 2004 consists of minimum state income taxes actually paid during those years.

         The components of the net deferred income tax assets (liabilities) as of December 31, 2005 and 2004 are as follows:

                                                 December 31,      December 31,
                                                     2005             2004
                                               ---------------------------------
         Net operating loss carryforwards      $    2,671,073   $    1,016,003
         Depreciation and reserves                    (24,016)         (16,116)
         Accruals and reserves                         32,546           24,855
         Impairment of goodwill                         9,877            9,877
         Deferred revenue                              52,284           35,873
         Valuation allowance                       (2,741,764)      (1,070,492)
                                               ---------------  ---------------

                                               $            -   $            -
                                               ===============  ===============

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16)     Income taxes (continued)
         -----------------------

         Reconciliations between the benefits for income taxes at the federal statutory rate and the actual benefit for income taxes for the years ended December 31, 2005 and 2004 are as follows:

                                             December 31,         December 31,
                                                 2005                 2004
                                           ----------------  -------------------

         Federal income tax benefit at
           statutory rate                  $     1,526,939   $          985,745
         State income tax benefit, net
           of federal income tax effect            147,861               95,675
         Other                                      (5,258)             (38,810)
         Change in valuation allowance          (1,671,272)          (1,043,510)
                                           ----------------  -------------------

         Provision for income taxes        $        (1,730)  $             (900)
                                           ================  ===================

         As of December 31, 2005, the Company has a net operating loss carryforward available to offset future taxable income, if any, of approximately $7,200,000 which will expire at various dates from 2021 through 2025.

(17)     Related party transactions
         --------------------------

         Debt Arrangements. For the years ended December 31, 2005 and 2004, the Company paid management and consulting fees and other expenses totaling $117,352 and $52,104, respectively, to companies controlled by affiliates of certain principal stockholders of the Company. As of December 31, 2005, the Company had amounts payable to those companies totaling $16,498; $11,397 of the total was recorded in accounts payable, trade and $5,101 of the total was recorded in accrued expenses.

         On October 25, 2005, Mr. Roland L. Walker, father of Mr. Roland N. Walker who is a member of the Company's Board of Directors, loaned $100,000 to the Company pursuant to a 30-day promissory note bearing simple interest at an annual rate of 8%. The Company repaid this note on November 25, 2005 along with $679 in interest.

         In May 2005, Mr. Bob Warfield, who is also a member of the Company's Board of Directors, loaned $250,000 to the Company pursuant to a 90-day promissory note bearing simple interest at an annual rate of 8%. At the end of the 90-day term, the loan was extended for an additional 30 days. At the end of the extension period, the loan was converted to a demand note and is currently in default. (See Note 10 for further details.)

         In October and November of 2005, Mr. Blaine Harris, who is the Company's Chairman of the Board of Directors, loaned a total of $195,526 to the Company pursuant to various demand notes bearing simple interest at an annual rate of 8%. (See Note 10 for further details.)

         In November and December of 2005, Mr. Steven F. Hanson, who owns more than 5% of the Company's common stock and meets the definition of a related party, loaned a total of $500,000 to the Company pursuant to various one-year promissory notes bearing simple interest at an annual rate of 12%. The holder of the notes may convert any portion of the principal and accrued interest for shares of the Company's common stock at $0.50 per share at any time prior to acceptance for payment. (See
         Note 10 for further details.)

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(17)     Related party transactions (continued)
         --------------------------------------

         On November 30, 2005, Mr. Roland N. Walker loaned $175,000 to the Company pursuant to a 90-day promissory note bearing interest at an annual rate of 8%. (See Note 10 for further details.)

         For the year ended December 31, 2005, the total amount of interest expense paid to or accrued for loans from stockholders is $52,638.

         Area Development Agreement. On September 7, 2005, the Company entered into an Area Development Agreement with Business Retail Group, LLC owned by Mike Glauser, the Company's Vice President of Retail Operations, and his wife. The Agreement permits the area developer to refer potential franchisees to the Company and to share in any franchise fees paid by franchisees in Utah and Clark County, Nevada. The Company granted Business Retail Group, LLC these rights in exchange for research and development consulting services provided to the Company for its retail expansion. A non-cash charge of $195,960 was recorded for the three months ended September 30, 2005 which represented the estimated fair value of the rights. On October 28, 2005, the Company entered into its first franchise agreement with the same entity. The franchise agreement allows the franchisee to open stores under the Speaking Roses name using the Company's technology. The Company will receive continuing royalties from the store and will act as the wholesaler of floral and other products to the store. The first store opened on November 1, 2005.

(18)     Subsequent events
         -----------------

         Advisory Agreement. On January 6, 2006, the Company entered into an Advisory Agreement (the "Advisory Agreement") with BayHill Group LC ("BayHill") pursuant to which BayHill has agreed to assist the Company in developing business and financial strategies and in furthering its investor relations activities. The Advisory Agreement will terminate on June 30, 2006, unless extended for additional six month periods by the mutual agreement of the parties.

         Pursuant to the Advisory Agreement, the Company agreed to pay $5,000 to BayHill in connection with services provided to the Company by BayHill during the period between December 19 and December 31, 2005, which fee is payable on June 30, 2006, and the Company has agreed to pay $10,000 each month to BayHill during the term of the Advisory Agreement for its services. The Company has also agreed to reimburse BayHill for all reasonable expenses incurred in connection with BayHill's performance of the services on behalf of the Company. In addition, the Company has agreed to issue to BayHill a warrant to purchase 1,200,000 common shares of the Company at an exercise price of $0.75 per common share in principal face amount. The warrant is exercisable for a period of five years, and will vest on January 6, 2010, subject to earlier vesting based upon the achievement of certain milestones to be contained in the warrant and more particularly described in the Advisory Agreement.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18)     Subsequent events (continued)
         ----------------------------

         Development Agreement. On July 10, 2005, the Company entered into a United States Regional Retail Development Agreement (the "Development Agreement") with Steven F. Hanson. The Development Agreement provides that if the Company formulated a program for the development of retail locations for the Company's products and services prior to the six-month anniversary date of the Development Agreement, Hanson would be entitled to be the regional developer for such retail locations within a territory to be agreed upon by the respective parties. On each of the dates July 11, 2005, August 2, 2005 and September 2, 2005, Hanson deposited $250,000 with the Company for a total of $750,000, in consideration of the area development rights contemplated by the Development Agreement. The Company agreed that the funds received from Hanson were to be applied towards any additional amounts Hanson would have been required to pay to the Company in connection with the regional development agreements and retail distribution outlet agreements required by the development of the Company's retail locations.

         The Company was unable to formulate the program contemplated by the Development Agreement within the timeframes set forth therein. As a result, and pursuant to the Development Agreement, Hanson has elected to have the funds deposited with the Company converted into loans to the Company (the "Development Loan") effective as of January 10, 2006.

         The Development Loan bears interest at an annual rate of 12% and is payable upon the request of the holder thereof. The Company's obligations under the Development Loan are not secured by any of the assets or properties of the Company. The principal and accrued interest of the Development Loan are convertible at the option of the holder of the Development Loan at any time into common shares of the Company at the conversion rate of $0.50 per common share. Therefore, a beneficial conversion feature of $217,753 was recorded as of January 10, 2006 and immediately expensed due to the fact that the principal and accrued interest of the Development Loan are due on demand and convertible into common shares of the Company at any time. No placement agent fee or commissions are payable with respect to the purchase or issuance of the Development Loan.

         Promissory Notes. On January 10, 2006, the Company issued a promissory note to Roland N. Walker ("Walker"), a director of the Company, representing proceeds the Company received as a loan from Walker in the principal amount of $300,000. The note bears interest at an annual rate of 8%, and matures on January 11, 2007.

         On February 14, 2006, the Company issued an additional promissory note to Walker representing proceeds the Company received as a loan from Walker in the principal amount of $140,000. The note bears interest at an annual rate of 10%, and matures on February 14, 2007.

         On February 28, 2006, the Company issued a promissory note to Walker in the principal amount of $178,452 representing the principal and accrued interest of the promissory note dated November 30, 2005 to Walker maturing on February 28, 2006. The new note bears interest at an annual rate of 10%, and matures on December 31, 2006.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)     Subsequent events (continued)
         -----------------------------

         On March 20, 2006, the Company issued a promissory note to Walker representing proceeds the Company received as a loan from Walker in the principal amount of $100,000. The note bears interest at an annual rate of 10%, and matures on December 31, 2006.

         On March 29, 2006, the Company issued a promissory note to Walker representing proceeds the Company received as a loan from Walker in the principal amount of $200,000. The note bears interest at an annual rate of 10%, and matures on December 31, 2006.

         Exchange Agreement. Effective as of February 6, 2006, the Company entered into an Exchange Agreement with Steven F. Hanson, pursuant to which the Company issued Mr. Hanson two promissory notes in exchange for and in cancellation of, the promissory notes the Company issued to Mr. Hanson on November 14, November 29 and December 30, 2005 (see Note
         10). The principal amount of these replacement notes totals $510,356 in the aggregate, and each replacement note is in the principal amount of $255,178. The replacement notes bear interest at an annual rate of 12% and mature on December 30, 2006. The principal and accrued interest of the replacement notes are convertible at the option of the holder thereof at any time into common shares of the Company at the conversion rate of $0.50 per common share, subject to any share splits or reclassifications. As additional consideration in accepting each of these notes, the Company agreed to issue to the holders of the replacement notes a total of 250,000 unregistered common shares of the Company, equally apportioned between each replacement note.

         At the time of the exchange, the original notes had a remaining debt discount of $219,174. The Company recorded an additional beneficial conversion feature of $287,039 representing the amount of the beneficial conversion feature associated with the replacement notes less the remaining debt discount of the original notes. The resulting debt discount of $506,213 will be amortized over the life of the replacement notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent registered public accounting firm with respect to accounting and financial disclosure. On October 5, 2005, we filed a current report on Form 8-K with the Securities and Exchange Commission regarding a change of our independent registered public accounting firm from Mayer Hoffman McCann P.C. to Tanner LC.

ITEM 8A.          CONTROLS AND PROCEDURES

In accordance with the rules promulgated under the 1934 Act, our management has evaluated, with the participation of our president and chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of the end of the fiscal year ended December 31, 2005. Based upon our evaluation of these disclosure controls, and upon information reported to us by our independent registered public accounting firm in accordance with their review of the consolidated condensed interim financial information for SRII and subsidiary as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004, we identified a deficiency that existed in the design or operation of our internal controls over financial reporting that we consider to be a "material weakness." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The deficiency in our internal controls resulted in a non-cash adjustment to record the loss on extinguishment of debt and more detailed disclosure regarding stock options and related party transactions for that quarter. The need for an adjustment to record the loss on extinguishment of debt was detected and the adjustment was has been appropriately recorded in this Form 10-KSB. We are in the process of improving our internal controls over financial reporting in an effort to remediate this deficiency.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,    PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 is included in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, under the headings "Proposal 1:
Election of Directors," "Management," and "Section 16(a) Beneficial Ownership Reporting Compliance" which information is incorporated herein by reference in this section. In addition, the information included under the heading "Information Regarding the Board and its Committees" of our Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, identifying the "audit committee financial expert" who serves on the Audit Committee of our Board of Directors and the process by which shareholders may recommend candidates for the Board of Directors is incorporated by reference in this section. There were no changes to the process by which shareholders may recommend candidates for the Board of Directors during 2005.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is included in our Proxy Statement under the caption "Information Regarding Executive Officers" and "Compensation Committee Interlocks and Insider Participation," to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 is included in our Proxy Statement under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, Shareholders and Management," to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is included in our Proxy Statement under the captions "Information Regarding Executive Officers" and "Compensation Committee Interlocks and Insider Participation," to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by this reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      EXHIBITS

The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-KSB. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the 1933 Act or the 1934 Act. Those exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

           Exhibit           Description
           -------           -----------

         2.1 Agreement and Plan of Merger between Millennium Electronics, Inc. and Speaking Roses International, Inc.
                     (1)
         3.1         Articles of Incorporation of Speaking Roses  International,
                     Inc (1)
         3.2         Bylaws of Speaking Roses International, Inc. (1)
         10.1 Contribution Agreement between Speaking Roses, LLC and Millennium Electronics, Inc. (2)
         10.2 Equipment Lease and License Agreement between Speaking Roses International, Inc. and Dole Fresh Flowers, Inc. (3)
         10.3 Form of Area Development Agreement of Speaking Roses Development Corporation (4)
         10.4 Form of Franchise Agreement of Speaking Roses Development Corporation (4)
         10.5 United States Regional Retail Development Agreement between the Company and the Tamra E. Howard Revocable Living Trust, dated June 23, 2005 (5)
         10.6 United States Regional Retail Development Agreement between the Company and Steven F. Hanson, dated July 10, 2005 (5)
         10.7 Form of promissory notes issued by the Company to Blaine Harris in the aggregate principal amount of $195,526 (5)
         10.8 Independent Contractor Non-Disclosure and Non-Competition Agreement between the Company and Terry Isom, dated October 13, 2005, and Amendment of Independent Contractor Non-Disclosure and Non-Competition Agreement between Ihe Company and Terry Isom, dated February 6, 2006 (5)
         10.9 Promissory note issued by the Company to Steven F. Hanson in the principal amount of $100,000, dated November 14, 2005 (5)
         10.10 Promissory note issued by the Company to Steven F. Hanson in the principal amount of $100,000, dated November 29, 2005 (5)
         10.11 Promissory note issued by the Company to Roland Walker in the principal amount of $175,000, dated November 30, 2005
                     (5)
         10.12 Promissory note issued by the Company to Steven F. Hanson in the principal amount of $300,000, dated December 14, 2005 (5)
         10.13* 2004 Speaking Roses Equity Incentive Plan adopted by shareholders on August 12, 2004 (6)
         10.14*      Executive Employment Agreement between the Company and John
                     W. Winterholler dated April 20, 2005
         10.15* Executive Employment Agreement between the Company and Bradley E. Wittwer dated January 18, 2006

         10.16 Promissory note issued by the Company to Robert E. Warfield in the principal amount of $250,000, dated May 5, 2005
         14.1        Codes of Ethics (7)
         21.1        Subsidiaries of the Registrant
         31.1        Certifications required by Rule 13a-15(e) and 15d-15(e).
         32.1        Section 1350 Certifications
_______________

(1) Incorporated by reference from our information statement on Schedule 14C dated December 23, 2003.
(2) Incorporated by reference from our current report on Form 8-K dated February 5, 2004.
(3) Incorporated by reference from our quarterly report on Form 10-QSB dated November 15, 2004.
(4) Incorporated by reference from our quarterly report on Form 10-QSB dated November 21, 2005.
(5) Incorporated by reference from our current report on Form 8-K dated February 8, 2006.
(6) Incorporated by reference from our definitive proxy statement dated July 15, 2004.
(7) Incorporated by reference from our annual report on Form 10-KSB filed April 13, 2004.

* Compensatory plan, contract or arrangement


                  (B)      REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended December 31, 2005:

             Report Filing Date                         Item Reported
             ------------------                         -------------
(a)          Current Report on Form 8-K filed October   Changes in Registrant's Certifying Accountant
             5, 2005
(b)          Current Report on Form 8-K filed October   Other Events - Related Party Agreement with Sharp
             18, 2005                                   People, LLC
(c)          Current Report on Form 8-K filed           Non-Reliance on Previously Issued Financial Statements
             November 25, 2005 and Current Report on    or a Related Audit Report or Completed Interim Review
             Form 8-K/A filed December 23, 2005


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees and costs paid to our independent registered public accounting firms, Mayer Hoffman McCann, PC and Tanner LC during the last two fiscal years for professional services rendered to us:

                                       Years Ended December 31,
                         -------------------------------------------------------

                              2005               2005               2004
                          Mayer Hoffman                         Mayer Hoffman
                           McCann, PC          Tanner LC          McCann, PC
                         ----------------   ----------------   -----------------
Audit fees               $        27,262    $       110,449    $         77,533
Audit-related fees                 5,775 *            2,573                   -
Tax fees                               -                  -               2,500
All other fees                         -                  -                   -
                         ----------------   ----------------   -----------------

Total                    $        33,037    $       113,022    $         80,033
                         ================   ================   =================

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of interim financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

Our audit committee reviewed and pre-approved all audit and non-audit services provided by Tanner LC during 2005 and Mayer Hoffman McCann, PC during 2005 and 2004, and has determined that those firms' provision of such services to us during 2005 and 2004 was compatible with and did not impair their independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

SIGNATURES
----------

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

                  SPEAKING ROSES INTERNATIONAL, Inc.

                  By:      /s/ John W. Winterholler
                           John W. Winterholler
                           President and
                           Chief Executive Officer

                  Date:    March 31, 2006


                  By:      /s/ Bradley E. Wittwer
                           Bradley E. Wittwer
                           Chief Financial Officer

                  Date:    March 31 , 2006

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

           /s/ Blaine Harris                         /s/ Rene Rodriguez
           Blaine Harris                             Rene Rodriguez
           Director                                  Director

           March 31, 2006                            March 31, 2006
           /s/ Roland N. Walker                      /s/ Robert E. Warfield
           Roland N. Walker                          Robert E. Warfield
           Director                                  Director

           March 31, 2006                            March 31, 2006
           /s/ Terrell A. Lassetter
           Terrell A. Lassetter
           Director

           March 31, 2006