Form 10QSB
period 2006-03-31
SPEAKING ROSES INTERNATIONAL INC
filed 2006-05-15
CIK 884321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)
      [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the three-month period ended March 31, 2006
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of May 3, 2006, there were 29,510,273 common shares outstanding.

                                TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1.       Financial Statements
Item 2.       Management's Discussion and Analysis or Plan of Operations
Item 3.       Controls and Procedures

PART II
OTHER INFORMATION
Item 1.       Legal Proceedings
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.       Defaults Upon Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES
EX 31.1       (Certifications required under Section 302 of the Sarbanes-Oxley
               Act of 2002)
EX 31.2       (Certifications required under Section 302 of the Sarbanes-Oxley
               Act of 2002)
EX 32.1       (Certifications required under Section 906 of the Sarbanes-Oxley
               Act of 2002)
EX 32.2       (Certifications required under Section 906 of the Sarbanes-Oxley
               Act of 2002)

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION.


Item 1.  Financial Statements

The accompanying unaudited condensed consolidated financial statements of Speaking Roses International, Inc. and Subsidiary ("SRII" or the "Company") as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the notes hereto, and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our consolidated financial position as of March 31, 2006 and December 31, 2005 and our consolidated results of operations and cash flows for the three months ended March 31, 2006 and 2005 have been included. The consolidated results of operations for the three months ended March 31, 2006 may not be indicative of the results for the year ending December 31, 2006.

In Management's Discussion and Analysis or Plan of Operations in Item 2, we have compared the operating results and financial position of SRII for the three months ended March 31, 2006 and for the three months ended March 31, 2005. We believe these comparisons may not be meaningful and caution should be exercised by readers in utilizing these comparisons.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       March 31,        December 31,
                                                                          2006              2005
                                                                     ---------------   ---------------
                        ASSETS
                        ------
CURRENT ASSETS
     Cash                                                            $      110,476    $       36,814
     Accounts receivable, less allowance for doubtful accounts
        of $7,366 and $25,222, respectively                                 336,727            98,786
     Inventories                                                            110,790            85,196
     Prepaid expenses                                                        28,520            24,506
     Other current assets                                                   262,169             8,500
                                                                     ---------------   ---------------

            TOTAL CURRENT ASSETS                                            848,682           253,802
                                                                     ---------------   ---------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization
     of $158,687 and $132,640, respectively                                 257,805           307,015
                                                                     ---------------   ---------------

OTHER ASSETS
     Deposits                                                                 9,137            17,004
     Net investment in sales type leases                                     25,615                 -
     Patents and trademarks, net of accumulated amortization
        of $36,370 and $30,778, respectively                                420,313           390,623
                                                                     ---------------   ---------------

            TOTAL OTHER ASSETS                                              455,065           407,627
                                                                     ---------------   ---------------


            TOTAL ASSETS                                             $    1,561,552    $      968,444
                                                                     ===============   ===============

                                   Continued

      See accompanying notes to condensed consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       March 31,        December 31,
                                                                          2006              2005
                                                                     ---------------   ---------------
               LIABILITIES AND STOCKHOLDERS' DEFICIT
               -------------------------------------
CURRENT LIABILITIES
     Accounts payable, trade                                         $      489,785    $      443,769
     Accrued expenses                                                        85,182           114,161
     Area development rights deposits                                       106,790           856,790
     Accrued interest                                                        63,039            21,003
     Current portion of deferred revenue                                    505,815           140,172
     Current portion of capital lease obligations                             3,458             3,377
     Notes payable to stockholders                                        1,363,978           620,526
     Convertible notes payable to stockholder, net
        of debt discount of $277,068 and $219,174, respectively           1,022,247           280,826
                                                                     ---------------   ---------------

            TOTAL CURRENT LIABILITIES                                     3,640,294         2,480,624
                                                                     ---------------   ---------------

DEFERRED REVENUE, less current portion                                      605,555           304,575
                                                                     ---------------   ---------------

CAPITAL LEASE OBLIGATIONS, less current portion                              10,329            11,225
                                                                     ---------------   ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred Stock, par value $.001; authorized 30,000,000 shares,
        no shares issued                                                          -                 -
     Common Stock, par value $.001; authorized 70,000,000 shares,
        29,510,273 and 29,260,273 shares issued and outstanding,
        respectively                                                         29,510            29,260
     Additional paid-in capital                                           8,144,218         6,797,476
     Deferred compensation                                                 (729,330)                -
     Accumulated deficit                                                (10,139,024)       (8,654,716)
                                                                       -------------     -------------

            TOTAL STOCKHOLDERS' DEFICIT                                  (2,694,626)       (1,827,980)
                                                                       -------------     -------------

            TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    1,561,552    $      968,444
                                                                     ===============   ===============


                                   Concluded






      See accompanying notes to condensed consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                                 2006                2005
                                                            ----------------   -----------------
SALES
     Product sales                                          $       369,882    $        385,449
     License fees and other revenue                                  75,473              43,814
     Royalties                                                       15,553              10,500
                                                            ----------------   -----------------
         NET SALES                                                  460,908             439,763

OPERATING EXPENSES
     Cost of goods sold                                             354,200             382,694
     General and adminstrative                                      715,058             364,931
     Sales and marketing                                            241,852             595,040
     Research and development                                        36,642               6,163
                                                            ----------------   -----------------

         TOTAL OPERATING EXPENSES                                 1,347,752           1,348,828
                                                            ----------------   -----------------

         OPERATING LOSS                                            (886,844)           (909,065)
                                                            ----------------   -----------------

OTHER INCOME (EXPENSE)
     Other income                                                     9,682                   -
     Interest income                                                      5                 163
     Other expense                                                     (768)                  -
     Loss on extinguishment of debt                                 (98,457)                  -
     Interest expense                                              (507,926)             (2,847)
                                                            ----------------   -----------------

         TOTAL OTHER (EXPENSE), NET                                (597,464)             (2,684)
                                                            ----------------   -----------------

         LOSS BEFORE PROVISION FOR INCOME TAXES                  (1,484,308)           (911,749)

         Provision for income taxes                                       -                (800)
                                                            ----------------   -----------------

         NET LOSS                                           $    (1,484,308)   $       (912,549)
                                                            ================   =================


         NET LOSS PER COMMON SHARE, BASIC AND DILUTED       $         (0.05)   $          (0.03)
                                                            ================   =================

         WEIGHTED AVERAGE NUMBER OF COMMON
             SHARES OUTSTANDING,
                 BASIC AND DILUTED                               29,363,051          27,362,967
                                                            ================   =================


      See accompanying notes to condensed consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                                             2006                2005
                                                                        ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           $    (1,484,308)   $       (912,549)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                           36,989              21,685
         Loss on sale of assets                                                     568                   -
         Interest expense from beneficial debt converstion feature              412,783                   -
         Interest expense on conversion of area development rights
             deposits to convertible notes payable                               38,959                   -
         Loss on extinguishment of debt                                          98,457
         Amortization of deferred compensation                                   48,527                   -
         Gain on forgiveness of liability                                        (9,656)                  -
     (Increase) decrease in operating assets:
         Accounts receivable                                                   (237,941)            (58,377)
         Inventories                                                             10,320               2,648
         Prepaid expenses                                                        (4,014)             14,262
         Other current assets                                                  (279,283)                  -
         Deposits                                                                 7,867                   -
     Increase (decrease) in operating liabilities:
         Accounts payable, trade                                                 46,016             210,401
         Accrued expenses                                                       (19,323)            163,985
         Accrued interest                                                        55,843               1,129
         Deferred revenue                                                       666,623              (8,375)
                                                                        ----------------   -----------------

             NET CASH USED IN OPERATING ACTIVITIES                             (611,573)           (565,191)
                                                                        ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                         (19,176)            (19,787)
     Proceeds from sale of assets                                                   508                   -
     Increase in patents, trademarks and other intangibles                      (35,282)            (31,528)
                                                                        ----------------   -----------------

             NET CASH USED IN INVESTING ACTIVITIES                              (53,950)            (51,315)
                                                                        ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable to stockholders                                740,000             500,000
     Principal payments on notes payable                                              -              (6,986)
     Principal payments on capital lease obligations                               (815)                  -
     Proceeds from sale of common stock                                               -             240,571
                                                                        ----------------   -----------------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                          739,185             733,585
                                                                        ----------------   -----------------

             INCREASE IN CASH                                                    73,662             117,079

             CASH AT BEGINNING OF PERIOD                                         36,814             523,072
                                                                        ----------------   -----------------

             CASH AT END OF PERIOD                                      $       110,476    $        640,151
                                                                        ================   =================

------------------------------------------------------------------------------------------------------------
CASH PAID DURING THE PERIOD FOR
     Interest                                                           $           340    $          2,847
     Income taxes                                                       $             -    $            800

                                   Continued

      See accompanying notes to condensed consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



Supplemental schedule of non-cash investing and financing activities during the three months ended March 31, 2006:

On January 10, 2006, the Company exchanged $750,000 recorded as area development deposits for an unsecured convertible note payable ("the Development Loan") to a significant stockholder ("the Significant Stockholder"). As part of the exchange agreement and as required by the agreement, the Company added an amount of $38,959 to the principal amount of the Development Loan which represented the interest that would have been earned on the deposit had it been an interest bearing note when the deposit was received by the Company. The Company also recorded a beneficial conversion feature of $362,921 which was immediately expensed because the convertible note payable is due on demand (see Note 4).

Effective as of February 6, 2006, the Company entered into an Exchange Agreement with the Significant Stockholder (see Note 7). The Company recorded non-cash interest expense of $10,356 that was included in the principal amount of the replacement notes as of February 6, 2006.

In  connection  with the  Exchange  Agreement,  the  Company  recorded a loss on extinguishment of debt of $98,457 which included the allocation of the extinguishment proceeds between the beneficial conversion feature, the extinguishment of the convertible security, and the value of the common shares issued to effect the exchange. The Company recorded a beneficial conversion feature of $306,213 related to the replacement notes which will be amortized over the life of the replacement notes.

On February 28, 2006, the Company issued a promissory note to a member of the Board of Directors who is also a significant stockholder ("the Director") in the principal amount of $178,452 in settlement of a promissory note dated November 30, 2005 payable to the Director maturing on February 28, 2006 in the principal amount of $175,000 with $3,452 of non-cash accrued interest. The new note bears interest at an annual rate of 10%, and matures on December 31, 2006.


Supplemental schedule of non-cash investing and financing activities during the three months ended March 31, 2005:

None

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      Summary of significant accounting policies
         ------------------------------------------

         Nature of operations - Speaking Roses International, Inc. and subsidiary (collectively, the "Company" or "SRII") own patented and other proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks, and pictures. In addition to its own production, the Company has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, the Company sells embossed flowers and bouquets containing embossed flowers directly to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by the Company and by licensed wholesale flower providers. The Company has recently developed a retail distribution model and has begun to offer area development and franchise rights in those jurisdictions which do not require regulatory approval. The Company formed a wholly owned subsidiary, Speaking Roses Development Corporation ("SRDC"), during August 2005 through which to conduct its franchise activities. SRII's condensed consolidated financial statements include the accounts of SRDC from the date of inception. The Company has also licensed the technology and equipment to exclusive licensees in international markets and is beginning to offer area development and franchise rights internationally.

         Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting and in accordance with the instructions to Form 10-QSB but do not include all of the information and notes required by U.S. generally accepted accounting principles and should, therefore, be read in conjunction with the notes hereto, and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position and consolidated results of operations have been included. Certain amounts in the prior year are reclassified for comparability to the current year's presentation. These reclassifications have no effect on net loss or stockholders' deficit. The interim operating results are not necessarily indicative of the
         results  for  a  full  year.   Certain   amounts  in  prior  years  are
         reclassified for comparability to the current year's presentation. These reclassifications have no effect on net loss.

         Principles of consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SRDC. All material intercompany balances and transactions have been eliminated in consolidation.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates in the accompanying condensed consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable, impairment and useful lives of long-lived assets, impairment of inventories, and valuation allowances against deferred income tax assets.

         Long-lived assets - The Company assesses its property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its property and equipment and other definite-lived tangible and intangible assets for impairment on an annual basis or when events or circumstances indicate the existence of a possible impairment in accordance with SFAS No. 144. In determining whether an asset is impaired, the Company must make assumptions regarding recoverability of costs, estimated future net cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets. The Company did not record any impairment charges for the three months ended March 31, 2006 and 2005.

         Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $8,125 and $19,255 for the three months ended March 31, 2006 and 2005, respectively.

         Net loss per common share - The Company applies SFAS No. 128, "Earnings Per Share," which requires the calculation of basic and diluted net loss per common share. Basic net loss per common share ("basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("diluted EPS") is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding. The computation of diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. The Company had a net loss for all periods presented herein; therefore, none of the stock options and convertible debt instruments outstanding during the periods presented, as discussed in Notes 7 and 9, were included in the computation of diluted net loss per common share as they were anti-dilutive.

         Common share equivalents consist of shares issuable upon the exercise of common stock options and shares issuable upon conversion of convertible debt. As of March 31, 2006 and 2005, there were 4,857,916 and 890,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

         Sale of Area Development Rights
         Revenues from the sale of area development rights are deferred and recognized proportionately based on the number of franchises sold compared to the total franchises expected to be sold as set forth in each area developer's agreement with the Company. Franchise royalties, which are based on a percentage of franchised stores' sales, are recognized as earned. As of March 31, 2006, the Company recognized $3,372 from international franchise area development rights, but had not yet recognized any revenue associated with domestic franchise fees, area development rights or franchise royalties.

         Sales-Type Lease Revenue
         Represents revenue attributable to sales-type leases and is recognized over the term of the lease agreement in accordance with SFAS No. 13, Accounting for Leases, as amended.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         Accounting for stock based compensation - Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), "Share-Based Payment" which amends SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123R using the modified prospective method. The modified prospective method requires that compensation cost be recognized beginning with the effective date 1) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and 2) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that were not fully vested as of January 1, 2006. See Note 9 for a more detailed description of the Company's adoption of SFAS No. 123R.

(2)      Going concern
         -------------

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $10,139,024 through March 31, 2006 and a loss of $1,484,308 for the three months ended March 31, 2006. As of March 31, 2006, the Company had total cash available of $110,476 and a working capital deficit of $2,791,612.

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

         Management's plans to improve the Company's liquidity position include raising additional capital through the sale of common stock or issuance of debt. During the three months ended March 31, 2006, the Company did not issue any of its shares of common stock for cash. The Company received $740,000 cash in exchange for notes payable to shareholders and received $272,000 in cash for international area development rights.

         The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(3)      Inventories
         -----------

         As of March 31, 2006 total inventories consist of the following:

                                                   March 31,
                                                     2006
                                                 --------------

         Floral products                         $      20,805
         Non-floral products                            49,806
         Embossing supplies                             29,487
         Shipping materials                             10,692
                                                 --------------

               Total inventories                 $     110,790
                                                 ==============

(4)      Area development rights deposits
         --------------------------------

         As of March 31, 2006, the Company has area development rights deposits totaling $106,790 which represent funds collected from potential area developers of retail distribution outlets in territories that are both determined and yet to be determined.

         The area developers have a right to receive a refund of their deposits, plus interest, if the Company does not timely provide them with forms of area development agreements. One of the potential area developers ("the Significant Stockholder"), who owns more than 5% of the Company's common stock and meets the definition of a related party, paid $750,000 during the twelve months ended December 31, 2005 for the right to, within sixty days of being provided with a form of area development agreement, choose to either enter into the area development agreement or be issued a convertible note payable by the Company. The convertible note would have a six-month term, accrue interest at 12% per annum, and be convertible into common stock at $.50 per share. By January 2006, the Company was unable to formulate the area development agreement contemplated by the terms of the Significant Stockholder's area development rights deposit within the timeframes specified. As a result, the Significant Stockholder has elected to have the funds deposited with the Company converted into loans to the Company (the "Development Loan"). As of December 31, 2005, the $750,000 received from the Significant Stockholder was recorded as an area development rights deposit. Effective January 10, 2006, the deposit was recorded as a convertible note payable to the Significant Stockholder pursuant to the terms of the area development agreement. The terms of the original area development agreement required that the Company accrue interest from the dates of the original deposits should the Company fail to timely formulate the area development agreement. Accordingly, the Company recorded interest expense (accrued but not yet paid) of $38,959 that was included in the principal amount of the Development Loan as of January 10, 2006.

         The Development Loan bears interest at an annual rate of 12% and is payable upon the request of the holder thereof. The Company's obligations under the Development Loan are not secured by any of the assets or properties of the Company. The principal and accrued interest of the Development Loan are convertible at the option of the holder of the Development Loan at any time into common shares of the Company at

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(4)      Area development rights deposits - continued
         --------------------------------------------

         the conversion rate of $0.50 per common share. Therefore, a beneficial conversion feature of $362,921 was recorded as of January 10, 2006 and immediately expensed due to the fact that the principal and accrued interest of the Development Loan are due on demand and convertible into common shares of the Company at any time. (See Note 7). No placement agent fee or commissions are payable with respect to the purchase or issuance of the Development Loan.

(5)      Deferred revenue
         ----------------

         As of March 31, 2006, the Company has deferred revenue of $1,111,370 which consists of $195,960 of deferred revenue associated with area development rights, $15,000 associated with franchise fees, and $900,410 associated with international licensing agreements.

         The Company has entered into non-cancelable licensing agreements with international wholesalers and other entities with terms of 2 to 4 years. Under these contracts the wholesalers acquire exclusive rights to distribute imprinted floral products within a geographic region. License fees under these agreements are paid to the Company at inception and are recognized over the lives of the contracts using the straight-line method. Some of these contacts have included up front payments for equipment.

         For the three months ended March 31, 2006, the Company recognized $3,372 of revenue from international franchise area development rights, but has not yet recognized any revenue associated with domestic area development rights, franchise fees, or franchise royalties. The Company recognized $56,716 and $28,375 of international license fee revenue for the three months ended March 31, 2006 and 2005, respectively.

(6)      Notes payable to stockholders
         -----------------------------

         During the three months ended March 31, 2006, the Company issued promissory notes to a member of the Board of Directors who is also a significant stockholder ("the Director") totaling $743,452.

         As of March 31, 2006, total notes payable to stockholders consist of the following:

         Unsecured  note  payable  to a member of the
         Board of  Directors  and a stockholder.  This
         note bears simple interest at 8% and matured
         on August 5, 2005. This note was subsequently
         extended until September 5, 2005 and is
         currently in default.                                  $       250,000

         Unsecured  notes  payable to the Chairman of
         the Board of Directors who is also a significant
         stockholder.  These notes bear simple interest at
         8% and are due upon demand.                                    195,526

         Unsecured  notes  payable to the  Director.
         These  notes  bear  simple interest at 10%
         and mature on December 31, 2006.                               478,452

         Unsecured note payable to the Director.
         This note bears simple interest at 8% and
         matures on January 10, 2007.                                   300,000

         Unsecured note payable to the Director. This
         note bears simple interest at 10% and matures
         on February 10, 2007.                                          140,000
                                                                ----------------

                                                                $      1,363,978
                                                                ================

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(7)      Convertible notes payable to stockholder
         ----------------------------------------

         Effective as of February 6, 2006, the Company entered into an exchange agreement with a significant stockholder ("the Significant Stockholder'), pursuant to which the Company issued the Significant Stockholder two promissory notes in exchange for and in cancellation of, the promissory notes the Company issued to the Significant Stockholder on November 14, November 29 and December 30, 2005. The principal amount of these replacement notes totals $510,356 in the aggregate, and each replacement note is in the principal amount of $255,178. The replacement notes bear interest at an annual rate of 12% and mature on December 30, 2006. The principal and accrued interest of the replacement notes are convertible at the option of the holder at any time into common shares of the Company at the conversion rate of $0.50 per common share, subject to any share splits or reclassifications. As additional consideration in accepting each of these notes, the Company agreed to issue to the holder of the replacement notes a total of 250,000 unregistered common shares of the Company, equally apportioned between each replacement note. The value of the common shares was $200,000 based on the closing market price of the Company's common shares as of February 6, 2006 ($.80 per share).

         In accordance with Emerging Issues Task Force ("EITF") Issue 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the exchange of the notes discussed above was considered to result in a substantially different debt instrument. Accordingly, the transaction was accounted for as a debt extinguishment of the original notes and the new notes were recorded at fair value.

         As of the date of extinguishment, the Company recorded a loss on extinguishment of debt of $98,457 which included the allocation of the extinguishment proceeds between the beneficial conversion feature which was valued at the extinguishment date, the extinguishment of the convertible security, and the value of the common shares issued to effect the exchange transaction as required by EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.

         The Company recorded a beneficial conversion feature of $306,213 related to the replacement notes which will be amortized and recognized as interest expense over the life of the replacement notes.

         As described in Note 4, an area rights development deposit totaling $788,960 representing $750,000 in principal and $38,960 in accrued interest was recorded effective January 10, 2006 as a convertible note payable to stockholder pursuant to the terms of the Development Loan as described in Note 4.

         ----------------------------------------------------

         As of March 31, 2006, convertible notes payable to stockholder consist of the following:

         Unsecured convertible note payable to the
         Significant  Stockholder with interest at 12%
         and due upon demand. The holder of the note
         may convert any portion of the principal and
         accrued  interest for shares of common stock
         at $0.50 per share. A beneficial  conversion
         feature of $362,921 was recorded and
         immediately expensed.                                  $       788,959

         Unsecured convertible note payable to the
         Significant Stockholder with interest  at 12%
         (effective  interest  rate  of  116%),  and
         maturing December  31,  2006.  The holder of
         the note may convert any portion of the
         principal and accrued  interest for shares
         of common stock at $0.50 per share. A
         beneficial conversion feature of $153,107
         was recorded. As of March 31,  2006,  the
         remaining  debt discount was  $138,534. The
         principal amount of the note is $255,178.              $       116,644

         Unsecured convertible note payable to the
         Significant  Stockholder with interest  at 12%
         (effective  interest  rate  of  116%),  and
         maturing December  31,  2006.  The holder of
         the note may convert any portion of the
         principal and accrued  interest for shares
         of common stock at $0.50 per share. A
         beneficial conversion feature of $153,107
         was recorded. As of March 31,  2006,  the
         remaining debt discount was $138,534.  The
         principal amount of the note is $255,178.              $       116,644
                                                                ----------------

                                                                $     1,022,247
                                                                ================

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(8)      Stockholders equity
         -------------------

         As described in Note 7, during the three months ended March 31, 2006, the Company issued a total of 250,000 unregistered shares of its $.001 par value common stock valued at $200,000 to the holder of two convertible notes issued in exchange for replacement notes. The exchange was accounted for as a debt extinguishment resulting in a reduction in additional paid-in capital of $300,000 related to the value of the unamortized beneficial conversion feature revalued at the extinguishment date. A beneficial conversion feature of $306,213 was recorded related to the new notes issued.

         As described in Note 4, during the three months ended March 31, 2006, the Company recorded a beneficial conversion feature associated with the Development Loan in the amount of $362,921.

 (9)     Stock-based compensation
         ------------------------

         Prior to January 1, 2006, as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation expense had been reflected in the Company's statements of operations as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

         The Company adopted SFAS No. 123R effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS 123R using the modified prospective transition method, which is explained below.

         SFAS 123R is effective for all stock options the Company grants beginning January 1, 2006. For those stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, the Company used the modified prospective transition method permitted by SFAS 123R. Under this method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 using the grant-date fair values previously calculated for its pro forma disclosures. The Company will recognize the related compensation cost not previously recognized in the pro forma disclosures over the remaining vesting period. The Company's stock options typically vest in equal annual installments over a service period. Expense related to each portion of an option grant is recognized over the specific vesting period for those stock options.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(9)      Stock-based compensation (continued)
         ------------------------------------

         The fair value of stock options is determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on U.S. Treasury interest rates. The dividend yield on the Company's common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. The market price volatility of the Company's common stock is based on the historical volatility of the stock. The expected life of the options is based on the Company's historical experience of stock option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company also estimates the expected rate of stock option forfeitures separately for officers and directors and for employees based on the historical experience of options forfeiture in each class of employee and the difference between the Company's stock price as of March 31, 2006 and the weighted average exercise price of outstanding options as of that date.

         The table below summarizes stock option activity pursuant to the Company's 2004 Speaking Roses Equity Incentive Plan (the "Plan") for the three months ended March 31, 2006. Under the Plan, 5,000,000 shares of the Company's Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of the Company's Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the date of grant or commencing either six or 12 months from the option grant date.

                                                                     Weighted Average
                                                 Weighted Average    Contractual Life     Aggregate
                                     Options      Exercise Price        in Years        Intrinsic Value*
--------------------------------------------------------------------------------------------------------
Outstanding, December 31, 2005     1,450,000           $   1.32

    Granted                        1,030,000               0.70
    Exercised                              -                  -
    Canceled                        (280,000)              1.52
                                   ---------

Outstanding, March 31, 2006        2,200,000               1.00             9.39                -

Exercisable, March 31, 2006          350,000               1.61             8.64                -




         * The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company's stock was $0.52 per share as of March 31, 2006. The weighted-average fair value of options granted during the first quarter of 2006 was determined to be $0.66, based on the following weighted-average assumptions:

                Dividend yield                       --
                Expected volatility                 151%
                Risk-free interest rate             4.6%
                Expected life of option (years)     6.0

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(9)      Stock-based compensation (continued)
         ------------------------------------

         The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable as of March 31, 2006:


                            Options Outstanding                         Options Exercisable
                 ----------------------------------------------   ------------------------------
                                                       Weighted
 Range of                           Remaining          Average                         Average
 Exercise          Options          Contractual        Exercise      Options            Exercise
 Prices          Outstanding        Life (Years)       Price      Exercisable          Price
------------------------------------------------------------------------------------------------
$  0.70           1,030,000             9.91             $0.70          -            $
   0.71             300,000             9.06              0.71          -                     -
   1.00             200,000             9.18              1.00          -                     -
   1.50             170,000             9.35              1.50          -                     -
   1.60             300,000             8.65              1.60    300,000                  1.60
   1.70             200,000             8.56              1.70     50,000                  1.70
                  ---------                                       -------

                  2,200,000                                       350,000
                  =========                                       =======

Weighted Average                       9.39               1.00                             1.61


         Stock based compensation expense recognized under SFAS 123R in the three months ended March 31, 2006 increased wages, salaries and benefits expense and our net loss by $48,527, or $0.002 per basic and diluted share. There was no stock based compensation expense capitalized as of March 31, 2006. As of March 31, 2006, $729,330 of compensation expense related to unvested stock options attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

         SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

         Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Accordingly, no compensation expense was recognized for employee stock options granted in connection with the issuance of stock options under the Plan for periods ended prior to January 1, 2006. The adoption of SFAS No. 123R primarily resulted in a change in the Company's method of recognizing the fair value of share-based compensation. Specifically, the adoption of SFAS No. 123R will result in the recording of compensation expense for employee stock option rights.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(9)      Stock-based compensation (continued)
         ------------------------------------

         The following table illustrates the pro forma effect on net loss and net loss per share for the three months ended March 31, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123:

                                                                  Three Months
                                                                 Ended March 31,
                                                                     2005
                                                                ---------------
         Net loss as reported                                   $     (912,549)
         Deduct total stock-based employee
           compensation expense determined under
           SFAS 123, net of tax in 2005                                (62,688)
                                                                ---------------

         Pro forma net loss                                     $     (975,237)
                                                                ===============

         Net loss per common share (basic and diluted):
           As reported                                          $        (0.03)
                                                                ===============
           Pro forma                                            $        (0.04)
                                                                ===============

(10)     Related party transactions
         --------------------------

         For the three months ended March 31, 2006 and 2005, the Company paid management and consulting fees and other expenses totaling $70,835 and $22,560, respectively, to companies controlled by affiliates of certain principal stockholders of the Company. As of March 31, 2006, the Company had amounts payable to those companies totaling $34,524 recorded in accounts payable, trade. Also as of March 31, 2006, the Company has an account receivable from T.A. Lassetter, Jr. totaling $15,000 pursuant to a franchise agreement as described below.

         Debt Arrangements. As of March 31, 2006, the Company has a demand note payable to Mr. Bob Warfield, who is a member of the Company's Board of Directors, with a principal amount of $250,000. The note bears simple interest at an annual rate of 8%. (See Note 6 for further details.)

         As of March 31, 2006, the Company has demand notes payable to Mr. Blaine Harris, who is the Company's Chairman of the Board of Directors, with principal amounts totaling $195,526. The notes bear simple interest at an annual rate of 8%. (See Note 6 for further details.)

         As of March 31, 2006, the Company has notes payable to Mr. Roland N. Walker, who is a member of the Company's Board of Directors, with principal amounts totaling $918,452. The notes bear simple interest at annual rates ranging from 8 - 10%. (See Note 6 for further details.)

         As of March 31, 2006, the Company has convertible notes payable to Mr. Steven F. Hanson ("Hanson"), who owns more than 5% of the Company's common stock and meets the definition of a related party, with principal amounts totaling $1,299,315. The notes bear simple interest at an annual rate of 12%. The holder of the notes may convert any portion of the principal and accrued interest for shares of the Company's common stock at $0.50 per share at any time prior to acceptance for payment. (See Note 7 for further details.)

         For the three months ended March 31, 2006, the total amount of interest expense paid to or accrued for loans from stockholders is $55,843.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(10)     Related party transactions (continued)
         --------------------------------------

         Franchise Agreement. The Company entered into a franchise agreement with T. A. Lassetter, Jr. who is the son of Ted Lassetter, a member of our Board of Directors and the chairman of the Compensation Committee of the Board. The franchise agreement allows the franchisee to open a retail store under the Speaking Roses name using the Company's technology. The Company will receive continuing royalties from the store and will act as the wholesaler of floral and other products to the store. The retail store is currently under construction and is scheduled to open sometime during the three months ended June 30, 2006. The franchise agreement requires the franchisee to pay the Company an initial franchise fee of $15,000 which has been recorded as deferred revenue to be recognized as revenue when the retail store commences operations.

         Area Development Agreement. The Company has an Area Development Agreement with Business Retail Group, LLC ("the Retail Group") owned by Mike Glauser, the Company's Vice President of Retail Operations, and his wife. The Agreement permits the area developer to refer potential franchisees to the Company and to share in any franchise fees paid by franchisees in Utah and Clark County, Nevada. The Company granted Business Retail Group, LLC these rights in exchange for research and development consulting services provided to the Company for its retail expansion. The Company also has a franchise agreement with the Retail Group. The franchise agreement allows the franchisee to open stores under the Speaking Roses name using the Company's technology. The Company will receive continuing royalties from the stores and will act as the wholesaler of floral and other products to the stores. As of March 31, 2006, the Retail Group had opened one store pursuant to the franchise agreement.

         Development Loan. On January 10, 2006, the Company exchanged $750,000 recorded as area development deposits for an unsecured convertible note payable ("the Development Loan") to Hanson. As part of the exchange agreement and as required by the agreement, the Company added an amount of $38,959 to the principal amount of the Development Loan which represented the interest that would have been earned on the deposit had it been an interest bearing note when the deposit was received by the Company. The Company also recorded a beneficial conversion feature of $362,921 which was immediately expensed because the convertible note payable is due on demand (see Note 4).

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(11)     Subsequent events
         -----------------

         Promissory Notes. On April 26, 2006, the Company issued a promissory note to Roland N. Walker ("Walker"), a director of the Company and significant shareholder, representing proceeds the Company received as a loan from Walker in the principal amount of $150,000. The note bears interest at an annual rate of 10%, and matures on December 31, 2006.

         On May 10, 2006, the Company issued a promissory note to Walker representing proceeds the Company received as a loan from Walker in the principal amount of $200,000. The note bears interest at an annual rate of 10%, and matures on December 31, 2006.

         Line of Credit Agreement. On May 11, 2006, the Company entered into a Line of Credit Agreement ("the Credit Agreement") with Dos Lagos, LLC, a Utah limited liability company ("Lender"), pursuant to which the
         Company issued Lender a promissory note in exchange for and in cancellation of, the promissory notes the Company issued to Walker on January 10, February 10, February 28, March 20, March 29, April 26 and May 10, 2006 (See Exhibit 10.2). Walker is the sole member of the Lender. The principal amount of the replacement note totals $1,287,832 as of May 11, 2006, which includes $19,380 in accrued interest on the original promissory notes. The Credit Agreement establishes a line of credit for a period extending to December 31, 2006 (the "Maturity Date"), for and on behalf of the Company equal to two million dollars. All sums advanced by the Lender to the Company on the line of credit or pursuant to the terms of the Credit Agreement shall become part of the principal of the replacement note and shall bear interest from the date each advance is made until paid in full at an interest rate of ten percent (10%) per annum. The principal and accrued interest of the replacement note are convertible at the option of the Lender on the Maturity Date into common shares of the Company at the conversion rate of $0.50 per common share, subject to any share splits or reclassifications. As additional consideration in accepting the terms of the Credit Agreement, the Company agreed to issue to the Lender a total of 1,000,000 unregistered common shares of the Company. The value of the common shares was $500,000 based on the closing market price of the Company's common shares as of May 11, 2006 ($0.50 per share).

         In accordance with EITF Issue 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the exchange of the notes discussed above was considered to result in a substantially different debt instrument. Accordingly, the transaction will be accounted for as a debt extinguishment of the original notes and the new note will be recorded at fair value. As of the date of extinguishment, the Company will record a loss on extinguishment of debt of $500,000 which represents the fair value of the common shares issued to effect the exchange transaction.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



Item 2.  Management's Discussion and Analysis or Plan of Operations

This Management's Discussion and Analysis or Plan of Operations ("MD&A") should be read in conjunction with our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on April 3, 2006. The following discussion contains forward-looking statements and should also be read in conjunction with "Forward-looking statements" below. All amounts presented in the MD&A are rounded to the nearest thousand dollars.

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

Set forth below are comparisons of financial statement information for the three month periods ended March 31, 2006 and March 31, 2005. Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

Results of Operations

Sales
-----

Sales for the three months ended March 31, 2006 were $461,000 compared to sales of $440,000 for the three months ended March 31, 2005. Product (flower) sales were $370,000 for the three months ended March 31, 2006 and $385,000 for the comparable period in 2005. License fees and other revenue were $75,000 for the three months ended March 31, 2006 and $44,000 for the comparable period in 2005. Royalties were $16,000 for the three months ended March 31, 2006 and $11,000 for the three months ended March 31, 2005. The slight decrease of $15,000 in product sales, the increase of $31,000 in license fees and other revenue, and the increase of $5,000 in royalties are all attributable to our increasing emphasis on licensing and franchising while striving to sustain and grow our product sales even though we have allocated proportionately fewer resources toward that effort.

During  the  three  months   ended  March  31,  2006,   we  entered  into  three
international license agreements. In each case, the licensee paid us a non-cancelable fee and was granted a license to use our technology to distribute imprinted floral products within a geographical region for initial periods of from 2 to 4 years. The total contract value of the three agreements is $625,000. Of that amount, during the first three months ended March 31, 2006, we recognized revenue of $43,000. The balance of $582,000 was recorded as deferred revenue.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



These agreements extend our presence into the following regions: South Africa, Namibia, Botswana, Swaziland, Lesotho, Zimbabwe, Mozambique, Spain, Portugal, India, and Kenya.

Cost of goods sold
------------------

Cost of goods  sold for the  three  months  ended  March 31,  2006 was  $354,000 compared to $383,000 for the three months ended March 31, 2005. Cost of goods sold consisted primarily of purchases of roses and the labor and supplies necessary to emboss and ship them. The ratio of cost of goods sold as a percentage of product sales improved slightly between the two comparative periods, but the ratio is still much higher than our targets due to the fact that we have invested in production capability anticipating higher sales which have not materialized as projected.

General and administrative
--------------------------

General and administrative expenses were $715,000 for the three months ended March 31, 2006 and $365,000 for the three months ended March 31, 2005. The increase in general and administrative expenses when comparing the two periods totals $350,000. Of this total, $146,000 is attributable to an increase in professional fees which consists of increased consulting and legal fees incurred in support of our increasing focus on franchising and retailing and increased accounting fees due to a change in our independent registered public accounting firm. Furthermore, $71,000 of the total change in general and administrative expenses is attributable to increased salaries and wages due to an increase in our executive staff including a new president, chief financial officer, chief operating officer, and information systems personnel. In addition, compensation expense increased between the two comparative periods due to our adoption of SFAS No. 123R which requires us to expense the fair value of stock options granted to employees in exchange for employee services, whereas previously we had recognized such expense only on a pro forma basis. The amount of increased compensation expense for the three months ended March 31, 2006 due to our adoption of SFAS No. 123R is $49.000.

Sales and marketing
-------------------

Sales and marketing expenses were $242,000 for the three months ended March 31, 2006 and $595,000 for the three months ended March 31, 2005. The decrease of $353,000 when comparing the two periods is due to a reduction in our sales and marketing personnel. Despite this reduction in staff, we have been able to sustain our revenues for the first three months of 2006 at the levels experienced for the comparative period in 2005 while allocating increased managerial resources and focus on the execution of our retailing strategy.

Research and development
------------------------

Research and development expenses were $37,000 for the three months ended March 31, 2006 and $6,000 for the three months ended March 31, 2005. The increase in research and development expenses for the two comparative periods is due to our increasing investment in our franchising and retailing strategy and the associated development expenses. Comparatively fewer resources were dedicated to research and development in the three months ended March 31, 2005 due to our primary focus then on direct product sales in our various sales channels.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Other income (expense)
----------------------

Other expense for the three months ended March 31, 2006 was $597,000 and $3,000 for the three months ended March 31, 2005. The increase in other expense for the two comparative periods of $594,000 is due almost exclusively to a significant increase in interest expense of $505,000 between the two periods. Interest expense totaled $3,000 for the three months ended March 31, 2005 and $508,000 for the three months ended March 31, 2006. The increase in interest expense is attributable to higher levels of interest bearing debt during the first three months of 2006, the recording of a beneficial conversion feature associated with the restructuring of certain loans payable to shareholders, the amortization of beneficial conversion features recorded in earlier periods, and the recording to interest expense of a beneficial conversion feature associated with the transfer of area development rights deposits to development loan status. Of the $505,000 increase in interest expense for the two comparative periods, $363,000 is attributable to the beneficial conversion feature associated with this transfer. The beneficial conversion feature was immediately expensed at the time of the conversion because the principal and accrued interest of the development loan are due on demand and convertible into our common shares at any time.

Net loss
--------

Our net loss for the three months ended March 31, 2006 and 2005 was $1,484,000 or $.05 per common share and $913,000 or $.03 per common share, respectively. As noted previously in this MD&A, the results of operations with respect to sales and operating expenses do not differ greatly when comparing the two periods. Indeed, the operating loss for the three months ended March 31, 2006 is $887,000 and $909,000 for the three months ended March 31, 2005, a difference of only $22,000. The increase in our net loss of $571,000 for the two comparative periods is entirely due to the increase in interest expense, the majority of which is non-cash in nature as explained above.

Liquidity and Capital Resources

Cash
----

We had cash of $110,000 invested in demand deposits as of March 31, 2006 to fund operations and capital expenditures and we will require additional financing. If we acquire that funding through the issuance of equity or convertible securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire the funding through the issuance of debt, that financing could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all. Any additional sale of common stock or debt securities would result in additional dilution to our shareholders.

Cash Flows
----------

Cash flows used in operating activities were $(612,000) and $(565,000) for the three months ended March 31, 2006 and 2005, respectively. Because our operating cash flows are currently insufficient to fund our operations, we have relied on funding from our directors and stockholders, as described below.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Capital expenditures
--------------------

Capital expenditures totaled $54,000 for the three months ended March 31, 2006, up from $51,000 for the three months ended March 31, 2005. Expenditures during the first three months of 2006 were primarily for computer equipment, computer software, furniture and fixtures, and patent and trademark applications.

Financing
---------

As of the date of this Form 10-QSB, we have been unable to obtain financing from external sources under terms which we deem to be reasonably acceptable, and the revenues generated from our operations are insufficient for our current needs. Consequently, certain of our directors and shareholders have extended debt and convertible debt financing to us as described in Notes 6 and 7 to our condensed consolidated financial statements. During the three months ended March 31, 2006, we received an additional $740,000 in loans from a member of the Board of Directors who is also a significant stockholder which materially increased the amount of our total debt.

The total amount of notes payable and convertible notes payable as described in this Form 10-QSB has significantly increased our debt and will likely negatively affect our ability to raise additional funds. While we are attempting to obtain additional commitments from our directors and certain shareholders to continue to fund our operations beyond those commitments described herein, no assurance can be given nor relied upon that we will be able to obtain such commitments on terms and conditions reasonably acceptable to us or that we will be able to continue to operate as a going concern. Our expenses continue to exceed our revenues by a significant margin. Accordingly, until such time as we are able to operate profitably, we can give no assurance that we have or will have sufficient capital resources or liquidity to satisfy working capital and operating requirements.

We have not achieved quarterly or annual profits as either SRII or as Speaking Roses, LLC. Our ability to continue as a going concern is dependent upon our ability to generate future profits and to generate sufficient capital to meet our obligations on a timely basis. During the three months ended March 31, 2006, we incurred a net loss of $1,484,000. Net cash flows used in operating activities during the three months ended March 31, 2006 were $612,000.

Estimated capital expenditures for the nine months beginning April 1, 2006 are approximately $200,000. We believe we will be able to plan and minimize our capital and operating spending in the future by varying the extent of our licensing activities, hiring practices, geographical expansion, and marketing activities. If we elect to slow the speed, or narrow the focus, of our business plan, we may be able to reduce our capital expenditures and losses. Our actual ability to execute our proposed business plan will depend on a number of factors including:

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

Our actual costs and revenues can vary from the amounts that we expect or budget in our business plan, possibly materially, and those variations are likely to affect our ability to generate a profit or our need for additional financing. Accordingly, we can give no assurance that our actual debt and equity capital needs will not exceed the anticipated amounts that are available to us, including from our affiliates, directors, and stockholders, and new outside parties.

The unaudited condensed consolidated financial statements included herein have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $10,139,000 and net losses of $1,484,000 and $913,000 for the three months ended March 31, 2006 and 2005, respectively.

The above factors raise substantial doubt that we will be able to continue as a going concern unless we are able to generate sufficient cash flows from operating activities to meet our obligations as they come due or obtain additional debt or equity financing.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Certain  statements  contained in this  report,  including  without  limitation, statements containing the words "may," "will," "expects," "plans," "anticipates," "believes," "intends," "estimates," "projects," "potential," or "continue" and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks, uncertainties and other factors include, among others, the following:

         o our ability to develop a presence in the market and sustain profitable operations;

         o    the acceptance by the public of our product and retail concept;

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



         o the availability and terms of the additional capital required to fund our operations as needed;

         o performance by third parties of their contractual obligations to us;

         o    our ability to manage growth and retail operations;

         o    technological changes; and

         o    competitive factors.

All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Readers and potential investors should carefully review the risk factors described in this document and in other documents that Speaking Roses International, Inc. and subsidiary files from time to time with the Securities and Exchange Commission, including, but not limited to, our annual report on Form 10-KSB for the year ended December 31, 2005.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



Item 3. Controls and Procedures

In accordance with the rules promulgated under the 1934 Act, our management has evaluated, with the participation of our president and chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of the end of the fiscal quarter ended March 31, 2006 ("the Evaluation Date"). Based upon our evaluation of these disclosure controls, at the Evaluation date, we concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file under the 1934 Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations. Based on this evaluation, we concluded that our disclosure controls and procedures are not effective due to: 1) adjustments required to correct the accounting for certain debt and equity transactions which was also noted and previously disclosed in our annual report on Form 10-KSB as of December 31, 2005; 2) failure to timely file certain Current Reports on Form 8-K; and 3) failure to timely file certain Form 3, Initial Statement of Beneficial Ownership of Securities; Form 4, Statement of Changes in Beneficial Ownership; and Form 5, Annual Statement of Changes in Beneficial Ownership. We are in the process of improving our internal control and related disclosures in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our audit committee and to our independent registered public accounting firm. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will continue to work with our independent registered public accounting firm and other outside advisors to ensure that our controls and procedures are adequate and effective.

During the first fiscal quarter ended March 31, 2006, changes were made to our inventory tracking procedures, our sales reporting procedures, and to the implementation and use of our new accounting software that we anticipate will materially improve, or are reasonably likely to materially improve, our internal controls over financial reporting.

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

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company issued 250,000 shares of its $.001 par value common stock to two accredited investors as additional consideration in accepting the terms of an exchange agreement to restructure notes payable to stockholders. The Company believes the issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "33 Act"), pursuant to Sections 4(2) and other provisions of the 33 Act. The investors were "accredited investors" and represented that they were accepting the common shares for investment and without a view to their distribution in violation of the federal or state securities laws, and that they understood that the common shares were being issued in reliance upon exemptions from registration under the federal and state securities laws and that they were, therefore, "restricted securities" subject to significant restrictions on transfer. The certificates evidencing the securities bear a standard restrictive legend.

Item 3.   Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Advisory Agreement. On January 6, 2006, the Company entered into an Advisory Agreement (the "Advisory Agreement") with BayHill Group LC ("BayHill") pursuant to which BayHill has agreed to assist the Company in developing business and financial strategies and in furthering its investor relations activities (See
Exhibit 10.3). The Advisory Agreement will terminate on June 30, 2006, unless extended for additional six month periods by the mutual agreement of the parties.

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

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



Executive Employment Agreement. On January 18, 2006 the Company entered into an executive employment agreement with Bradley E. Wittwer, its Chief Financial Officer (See Exhibit 10.4). Mr. Wittwer's employment agreement provides for his continued employment for two years following a change of control (the "Employment Period") in essentially the position held prior to the change of control and at an annual base salary and average annual bonus based on the salary paid during the last fiscal year and the bonus paid in accordance with the Company's practice prior to the change of control. In addition, during the Employment Period, Mr. Wittwer is entitled to participate in all retirement plans, benefit plans and other employee benefits in effect prior to the change of control.

Upon termination of employment by the Company following a change of control, other than for death, disability or cause, Mr. Wittwer is entitled to receive the sum of (i) his base salary and bonus through the date of termination, (ii) any accrued or deferred compensation or benefits, (iii) an amount equal to twice his annual base salary and target bonus, and (iv) continued coverage during the remainder of the Employment Period under the Company's benefit plans, programs, practices or policies. If termination of Mr. Wittwer's employment occurs for reasons unrelated to a change of control and is for other than death, disability or cause, he is entitled to receive his base salary and bonus through the stated term of the agreement, together with any accrued or deferred compensation or benefits.

If Mr. Wittwer's termination of employment occurs by reason of death or disability, he is entitled to payment of his base salary and bonus through the date of termination, any deferred or accrued benefits, and other death or disability benefits. If he is terminated for cause during the Employment Period, the Company is obligated to pay to him his annual base salary through the date of termination, the amount of any compensation previously deferred, and any other benefits due through the date of termination, in each case to the extent not previously paid.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



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

     Exhibit                Description
     -------                -----------

      2.1            Agreement   and   Plan   of   Merger   between   Millennium
                     Electronics, Inc. and Speaking Roses International, Inc.(1)

      3.1            Articles of Incorporation of Speaking Roses  International,
                     Inc (1)

      3.2 Bylaws of Speaking Roses International, Inc. as amended on October 19, 2005 (2)

      10.1 Contribution Agreement between Speaking Roses, LLC and Millennium Electronics, Inc. (3)

      10.2 Line of Credit Agreement between the Company and Dos Lagos, LLC dated May 11, 2006

      10.3 Advisory Agreement between the Company and BayHill Group LC dated January 6, 2006 (4)

      10.4 * Executive Employment Agreement between the Company and Bradley E. Wittwer dated January 18, 2006 (5)

      14             Codes of Ethics (6)

      31             Certifications required by Rule 13a-15(e) and 15d-15(e)

      32             Section 1350 Certifications

________________

(1) Incorporated by reference from our information statement on Schedule 14C filed December 23, 2003.

(2) Incorporated by reference from our current report on Form 8-K filed March 29, 2006.

(3) Incorporated by reference from our current report on Form 8-K filed February 5, 2004.

(4) Incorporated by reference from our current report on Form 8-K filed February 8, 2006.

(5) Incorporated by reference from our annual report on Form 10-KSB filed April 3, 2006.

(6) Incorporated by reference from our annual report on Form 10-KSB filed April 13, 2004.

* Compensatory plan, contract or arrangement

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended March 31, 2006:

      Report Filing Date                       Items Reported

(a)   Current Report on Form         Entry into a Material Definitive Agreement
      8-K filed  February 8,
      8-K filed                      Results of Operations and Financial
                                     Condition

                                     Creation of a Direct Financial Obligation or an Obligation Under an Off-balance Sheet Arrangement of Registrant

                                     Unregistered Sale of Equity Securities

(b)   Current Report on Form         Amendments to Articles of Incorporation or
      8-K filed March 29,            Bylaws; Change in Fiscal Year
      2006

SIGNATURES

In accordance with the requirements Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPEAKING ROSES INTERNATIONAL, INC.

By:       /s/ John W. Winterholler
          John W. Winterholler
          President and Chief Executive Officer
Date:     May 15, 2006

By:       /s/ Bradley E. Wittwer
          Bradley E. Wittwer
          Chief Financial Officer
Date:     May 15, 2006