Form 10QSB
period 2006-06-30
SPEAKING ROSES INTERNATIONAL INC
filed 2006-08-18
CIK 884321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)
      [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the three-month period ended June 30, 2006
                                       OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of August 7, 2006, there were 30,535,273 common shares outstanding.

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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION.


Item 1.  Financial Statements

The accompanying unaudited condensed consolidated financial statements of Speaking Roses International, Inc. and Subsidiary ("SRII" or the "Company") as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the notes hereto, and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our consolidated financial position as of June 30, 2006 and December 31, 2005 and our consolidated results of operations and cash flows for the three and six months ended June 30, 2006 and 2005 have been included. The consolidated results of operations for the three and six months ended June 30, 2006 may not be indicative of the results for the year ending December 31, 2006.

In Management's Discussion and Analysis or Plan of Operations in Item 2, we have compared the operating results and financial position of SRII for the three and six months ended June 30, 2006 and for the three and six months ended June 30, 2005. We believe these comparisons may not be meaningful and caution should be exercised by readers in utilizing these comparisons.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   June 30,       December 31,
                                                     2006             2005
                                                 -------------    --------------
                                     ASSETS
                                     ------

CURRENT ASSETS
     Cash                                        $       7,245    $      36,814
     Accounts receivable, less
        allowance for doubtful accounts
        of $113,997 and $25,222, respectively          148,653           98,786
     Inventories                                        92,326           85,196
     Prepaid expenses                                   20,325           24,506
     Other current assets                              178,695            8,500
                                                 -------------    --------------

            TOTAL CURRENT ASSETS                       447,244          253,802
                                                 -------------    --------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization
     of $195,500 and $132,640, respectively            381,905          307,015
                                                 -------------    --------------

OTHER ASSETS
     Deposits                                           10,092           17,004
     Net investment in sales type leases                 2,053                -
     Patents and trademarks, net of
        accumulated amortization of $42,334
        and $30,778, respectively                      442,470          390,623
                                                 -------------    --------------

            TOTAL OTHER ASSETS                         454,615          407,627
                                                 -------------    --------------


            TOTAL ASSETS                         $   1,283,764    $     968,444
                                                 =============    ==============


                                    Continued

      See accompanying notes to condensed consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   June 30,       December 31,
                                                     2006             2005
                                                 -------------    --------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
     Accounts payable, trade                     $     516,877    $     443,769
     Accrued expenses                                  208,162          114,161
     Area development rights deposits                   46,400          856,790
     Accrued interest                                  131,158           21,003
     Current portion of deferred revenue               428,835          140,172
     Current portion of capital lease
        obligations                                      3,541            3,377
     Convertible notes payable to stockholders,
        net of debt discount of $217,249 and
        $219,174, respectively                       1,082,067          280,826
     Convertible line of credit with
        stockholder                                  1,587,832                -
     Related party notes payable                       505,526          620,526
     Notes payable                                     100,000                -
                                                 -------------    --------------

            TOTAL CURRENT LIABILITIES                4,610,398        2,480,624
                                                 -------------    --------------

DEFERRED REVENUE, less current portion                 493,987          304,575
                                                 -------------    --------------

CAPITAL LEASE OBLIGATIONS, less current portion          9,413           11,225
                                                 -------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred Stock, par value $.001;
        authorized 30,000,000 shares, no shares
         issued                                              -                -
     Common Stock, par value $.001; authorized
        70,000,000 shares, 30,535,273 and
        29,260,273 shares issued and
        outstanding, respectively                       30,535           29,260
     Additional paid-in capital                      9,032,502        6,797,476
     Deferred compensation                            (669,397)               -
     Accumulated deficit                           (12,223,674)      (8,654,716)
                                                 -------------    --------------

            TOTAL STOCKHOLDERS' DEFICIT             (3,830,034)      (1,827,980)
                                                 -------------    --------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
            DEFICIT                              $   1,283,764    $     968,444
                                                 =============    ==============


                                    Concluded

      See accompanying notes to condensed consolidated financial statements

                         SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                             Three months ended             Six months ended
                                                  June 30,                     June 30,
                                             2006          2005           2006           2005
                                         ------------- -------------- -------------- --------------
SALES
     Product sales                       $    268,475  $     309,017  $     638,357  $     694,466
     License fees and other revenue           129,005         48,274        204,478         92,088
     Royalties                                 10,462         10,500         26,014         21,000
                                         ------------- -------------- -------------- --------------
        NET SALES                             407,942        367,791        868,849        807,554

OPERATING EXPENSES
     Cost of goods sold                       304,745        345,887        658,945        728,581
     General and administrative             1,113,515        433,112      1,828,573        798,043
     Sales and marketing                      416,084        476,538        657,936      1,071,578
     Research and development                  20,386         41,272         57,027         47,435
                                         ------------- -------------- -------------- --------------

        TOTAL OPERATING EXPENSES            1,854,730      1,296,809      3,202,481      2,645,637
                                         ------------- -------------- -------------- --------------

        OPERATING LOSS                     (1,446,788)      (929,018)    (2,333,632)    (1,838,083)
                                         ------------- -------------- -------------- --------------

OTHER INCOME (EXPENSE)
     Other income                              10,000         14,203         19,683         14,203
     Interest income                                -            213              5            376
     Other expense                               (222)             -           (991)             -
     Loss on extinguishment of debt          (500,000)             -       (598,457)             -
     Interest expense                        (147,640)      (469,542)      (655,566)      (472,389)
                                         ------------- -------------- -------------- --------------

        TOTAL OTHER (EXPENSE), NET           (637,862)      (455,126)    (1,235,326)      (457,810)
                                         ------------- -------------- -------------- --------------

        LOSS BEFORE PROVISION FOR
           INCOME TAXES                    (2,084,650)    (1,384,144)    (3,568,958)    (2,295,893)

        Provision for income taxes                  -              -              -           (800)
                                         ------------- -------------- -------------- --------------

        NET LOSS                         $ (2,084,650) $  (1,384,144) $  (3,568,958) $  (2,296,693)
                                         ============= ============== ============== ==============

        NET LOSS PER COMMON SHARE,
           BASIC AND DILUTED             $      (0.07) $       (0.05) $       (0.12) $       (0.08)
                                         ============= ============== ============== ==============

        WEIGHTED AVERAGE NUMBER OF
           COMMON SHARES OUTSTANDING,
              BASIC AND DILUTED            30,059,998     27,783,519     29,713,450     27,574,405
                                         ============= ============== ============== ==============



               See accompanying notes to condensed consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                            June 30,
                                                     2006              2005
                                                 -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                    $  (3,568,958)   $  (2,296,693)
     Adjustments to reconcile net loss to
         net cash used in operating
         activities:
         Depreciation and amortization                  80,289           46,834
         Provision for losses on accounts
         receivable                                     88,775                -
         Loss on sale of assets                            791                -
         Interest expense from debt
             beneficial conversion feature             472,602          449,871
         Interest expense on conversion of
             area development rights
             deposits to convertible notes
             payable                                    38,959                -
         Loss on extinguishment of debt                598,457                -
         Amortization of deferred compensation         397,089                -
         Issuance of stock for consulting
             expense                                     7,500                -
         Gain on forgiveness of liability               (9,656)         (14,203)
     (Increase) decrease in operating assets,
        net of effect of acquisition:
         Accounts receivable                          (104,933)          (5,115)
         Inventories                                    36,015           (5,300)
         Prepaid expenses                                6,728           15,734
         Other current assets                         (172,248)            (978)
         Deposits                                        7,297           (5,667)
     Increase (decrease) in operating
       liabilities, net of effect of
       acquisition:
         Accounts payable, trade                       (12,001)         141,364
         Accrued expenses                              102,727           76,230
         Accrued interest                              143,344           19,194
         Area development rights deposits               39,610          100,000
         Deferred revenue                              674,036           16,288
                                                 -------------    --------------

          NET CASH USED IN OPERATING ACTIVITIES     (1,173,577)      (1,462,441)
                                                 -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of franchise, net of cash acquired      (134,742)               -
     Purchase of area development rights               (15,000)               -
     Purchase of property and equipment                (32,006)        (115,166)
     Proceeds from sale of assets                          808                -
     Increase in patents and trademarks                (63,403)         (65,922)
                                                 -------------    --------------

          NET CASH USED IN INVESTING ACTIVITIES       (244,343)        (181,088)
                                                 -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from convertible notes payable
      to stockholders                                1,390,000          750,000
     Principal payments on notes payable                     -          (21,220)
     Principal payments on capital lease
      obligations                                       (1,649)               -
     Proceeds from sale of common stock                      -          465,571
                                                 -------------    --------------

          NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                 1,388,351        1,194,351
                                                 -------------    --------------

          DECREASE IN CASH                             (29,569)        (449,178)

          CASH AT BEGINNING OF PERIOD                   36,814          523,072
                                                 -------------    --------------

          CASH AT END OF PERIOD                  $       7,245    $      73,894
                                                 =============    ==============

--------------------------------------------------------------------------------
CASH PAID DURING THE PERIOD FOR
     Interest                                    $         661    $       4,614
     Income taxes                                $           -    $         800

                                    Continued

      See accompanying notes to condensed consolidated financial statements

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Supplemental schedule of non-cash investing and financing activities during the six months ended June 30, 2006:

On January 10, 2006, the Company exchanged $750,000 recorded as area development deposits for an unsecured convertible note payable to a significant stockholder. As part of the exchange agreement and as required by the agreement, the Company added an amount of $38,959 to the principal amount of the convertible note payable which represented the interest that would have been earned on the deposit had it been an interest bearing note when the deposit was received by the Company. The Company also recorded a beneficial conversion feature of $362,921 which was immediately expensed because the convertible note payable is due on demand.

Effective as of February 6, 2006, the Company entered into an exchange agreement with a significant stockholder (see Note 9). The Company recorded non-cash interest expense of $10,356 that was included in the principal amount of the replacement notes as of February 6, 2006. In connection with the exchange agreement, the Company recorded a loss on extinguishment of debt of $98,457 which included the allocation of the extinguishment proceeds between the beneficial conversion feature, the extinguishment of the convertible security, and the value of the common shares issued to effect the exchange. The Company recorded a beneficial conversion feature of $306,213 related to the replacement notes which will be amortized over the life of the replacement notes.

On February 28, 2006, the Company issued a promissory note to a member of the Board of Directors who is also a significant stockholder in the principal amount of $178,452 in settlement of a promissory note dated November 30, 2005 payable to the Director maturing on February 28, 2006 in the principal amount of $175,000 with $3,452 of non-cash accrued interest. This note was exchanged as part of the Line of Credit agreement entered into on May 11, 2006 (see Note 10).

On May 9, 2006, the Company acquired a franchise store with a net book value of $172,580 for cash consideration of $135,000 and a promissory note totaling $37,580 (see Note 3). Also on May 9, 2006, the Company purchased area development rights for cash consideration of $15,000, a promissory note totaling $60,000, and a warrant to purchase 150,000 shares of the Company's common stock which had a fair value of $93,181.

On June 23, 2006, the Company exchanged $100,000 recorded as an area development deposit for an unsecured note payable to an unrelated party (see Note 7). As part of the transaction and as required by the agreement, the Company recorded $8,056 of interest expense which is accrued but not yet paid as of June 30, 2006. The terms of the area development rights deposit require that the Company accrue interest from the date of the original deposit should the Company fail to timely formulate the area development agreement.

Supplemental schedule of non-cash investing and financing activities during the six months ended June 30, 2005:

In connection with the repayment of notes payable to related parties, the Company issued 1,000,000 shares of its common stock valued at $966,000 in full settlement of loan balances totaling $500,000 plus $16,129 in accrued interest. As a result of this transaction, the Company recorded additional non-cash interest expense of $449,871 representing the difference between the fair value of the common stock on the settlement date and the loan balances.

     See accompanying notes to condensed consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies
         ------------------------------------------

         Nature of operations - Speaking Roses International, Inc. and its subsidiary (collectively, the "Company" or "SRII") own patented and other proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks, and pictures. In addition to its own production, the Company has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, the Company sells embossed flowers and bouquets containing embossed flowers directly to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by the Company and by licensed wholesale flower providers. The Company has recently developed a retail distribution model and has begun to offer area development and franchise rights in those jurisdictions which do not require regulatory approval. The Company formed a wholly owned subsidiary, Speaking Roses Development Corporation ("SRDC"), during August 2005 through which to conduct its franchise activities. SRII's condensed consolidated financial statements include the accounts of SRDC from the date of inception. The Company has also licensed the technology and equipment to exclusive licensees in international markets and is offering area development and franchise rights internationally.

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

         Long-lived assets - The Company assesses its property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its property and equipment and other definite-lived tangible and intangible assets for impairment on an annual basis or when events or circumstances indicate the existence of a possible impairment in accordance with SFAS No. 144. In determining whether an asset is impaired, the Company must make assumptions regarding recoverability of costs, estimated future net cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets. The Company did not record any impairment charges for the six months ended June 30, 2006 and 2005.

         Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $17,903 and $21,013 for the three months ended June 30, 2006 and 2005, respectively, and $26,028 and $40,269 for the six months ended June 30, 2006 and 2005, respectively.

         Net loss per common share - The Company applies SFAS No. 128, "Earnings Per Share," which requires the calculation of basic and diluted net loss per common share. Basic net loss per common share ("basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("diluted EPS") is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding. The computation of diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. The Company had a net loss for all periods presented herein; therefore, none of the stock options and convertible debt instruments outstanding during the periods presented, as discussed in Notes 9, 10 and 12, were included in the computation of diluted net loss per common share as they were anti-dilutive.

         Common share equivalents consist of shares issuable upon the exercise of common stock options and shares issuable upon conversion of convertible debt. As of June 30, 2006 and 2005, there were 8,249,088 and 1,280,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

         The Company also has agreements with some wholesalers in which the Company does not act as the primary obligor and does not assume the inventory risk or establish pricing for the product. In accordance with EITF No. 99-19, revenue from these wholesaler originated sales is recognized as commission revenue when the revenue recognition criteria as defined in SAB No. 104 are met. Under these arrangements, the wholesalers initiate sales to their customers, are responsible for collections and have a risk of loss of inventory. Commission revenues are reduced accordingly for returns, charge backs and discounts.

         License Agreements and Related Equipment and Support
         The Company enters into license agreements in which it licenses its patented technology, leases or sells the equipment necessary to utilize the technology, and provides customer support related to the equipment. The sale of the licensed technology, together with the related equipment and support is considered a revenue arrangement with multiple deliverables under EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." In accordance with EITF No. 00-21, fees from the sale of licensing agreements including customer support and the lease or sale of the related equipment, are initially deferred and subsequently recognized as revenue on a straight-line basis over the life of the agreement beginning on the commencement date of the license agreement. The terms of these non-cancelable license agreements are generally 2 to 4 years, although some terms are as long as 10 years.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of significant accounting policies (continued)
         ------------------------------------------------------

         In certain circumstances, mainly with international licensees, the Company enters into non-cancelable license agreements that grant a license to the technology, provide the equipment and support, and provide exclusive rights to distribute imprinted floral products within a geographical region. Fees from these licensing agreements are also recognized in accordance with EITF No. 00-21 and are recorded initially as deferred revenue and recognized as revenue on a straight-line basis over the lives of the agreements.

         Royalty Fees
         In connection with the license agreements, the Company also receives royalties on the sales of all imprinted flowers. Royalties are recognized as earned in accordance with SAB No. 104 and EITF No. 99-19.

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

         Sales-Type Lease Revenue
         Revenue attributable to sales-type leases is recognized over the term of the lease agreement in accordance with SFAS No. 13, "Accounting for Leases," as amended.

         Accounting for stock based compensation - Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), "Share-Based Payment" which amends SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted SFAS No. 123R using the modified prospective method. The modified prospective method requires that compensation expense be recognized beginning with the effective date 1) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and 2) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that were not fully vested as of January 1, 2006. See Note 12 for a more detailed description of the Company's adoption of SFAS No. 123R.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(2)      Going concern
         -------------

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $12,223,674 through June 30, 2006 and a net loss of $2,084,650 for the three months ended June 30, 2006. As of June 30, 2006, the Company had total cash available of $7,245 and a working capital deficit of $4,163,154 (total current assets of $447,244 less total current liabilities of $4,610,398).

         The above factors raise substantial doubt that the Company will be able to continue as a going concern. Furthermore, during the six months ended June 30, 2006 and in the two months subsequent to that date, the Company has been receiving cash advances pursuant to a two million dollar line of credit agreement as described in Note 9. As of August 2, 2006, the line of credit has been exhausted and its provider has not indicated a willingness to advance additional cash to the company. Consequently, the Company will need to obtain financing from other sources if it is to continue as a going concern. The need for that additional financing is critical given the small amount of cash in the Company and the high levels of debt including a convertible line of credit with a stockholder of $1,587,832, notes payable of $100,000, related party notes payable of $505,526, and convertible notes payable to stockholders of $1,082,067. Of these debt totals, $1,334,485 of the principal total is due on demand. Thus, if a lender were to demand payment, the Company would be unable to satisfy the demand and the Company would be rendered insolvent.

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

         Management's plans to improve the Company's liquidity position include raising additional capital through the sale of equity securities or issuance of debt. During the six months ended June 30, 2006, the Company did not issue any of its shares of common stock for cash. The Company received $1,390,000 cash in exchange for convertible notes payable to stockholders and a line of credit with a stockholder and received $362,000 in cash for international area development rights.

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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(3)      Acquisition of franchise store
         ------------------------------

         On May 9, 2006, the Company consummated the acquisition of a franchise store from the Business Retail Group, LLC ("the Retail Group") owned by Mike Glauser, the Company's Vice President of Retail Operations, and his wife. The Company had previously entered into a franchise agreement with the Retail Group pursuant to which the Retail Group had opened the franchise store.

         The purchase price of $172,580 was comprised as follows:

                                                                     Amounts
                                                                  -------------

                   Cash                                           $     135,000
                   Promissory note                                       37,580
                                                                  -------------

                   Fair value of franchise
                     store assets acquired                        $     172,580
                                                                  =============

         The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

                                                                     Amounts
                                                                  -------------

                   Cash acquired                                  $         258
                   Other tangible assets
                     acquired                                           193,010
                   Liabilities assumed                                  (20,688)
                                                                  -------------

                                                                  $     172,580
                                                                  =============

         The operations of the franchise store subsequent to May 9, 2006 have been included in the condensed consolidated financial statements of the Company.

         This transaction was not deemed to be a material business combination; therefore, no pro forma results are required under SFAS No. 141, "Business Combinations."

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(4)      Inventories
         -----------

         As of June 30, 2006 inventories consist of the following:

                                                                    June 30,
                                                                      2006
                                                                  --------------

                   Floral products                                $      16,215
                   Non-floral products                                   48,696
                   Embossing supplies                                    22,440
                   Shipping materials                                     4,975
                                                                  --------------

                          Total inventories                       $      92,326
                                                                  ==============

(5)      Area development rights deposits
         --------------------------------

         As of June 30, 2006, the Company has area development rights deposits totaling $46,400 which represent funds collected from potential area developers of retail distribution outlets in territories that are both determined and yet to be determined.

         In some cases, the area developers have a right to receive a refund of their deposits, plus interest, if the Company does not timely provide them with forms of area development agreements.

         One of the potential area developers ("the Significant Stockholder"), who owns more than 5% of the Company's common stock and meets the definition of a related party, paid $750,000 during the twelve months ended December 31, 2005 for the right to, within sixty days of being provided with a form of area development agreement, choose to either enter into the area development agreement or be issued a convertible note payable by the Company. The convertible note would have a six-month term, accrue interest at 12% per annum, and be convertible into common stock at $.50 per share. By January 2006, the Company was unable to formulate the area development agreement contemplated by the terms of the Significant Stockholder's area development rights deposit within the timeframes specified. As a result, the Significant
         Stockholder has elected to have the funds deposited with the Company converted into loans to the Company (the "Development Loan"). As of December 31, 2005, the $750,000 received from the Significant Stockholder was recorded as an area development rights deposit. Effective January 10, 2006, the deposit was recorded as a convertible note payable to the Significant Stockholder pursuant to the terms of the area development agreement. The terms of the original area development agreement required that the Company accrue interest from the dates of the original deposits if the Company fails to timely formulate the area development agreement. Accordingly, the Company recorded interest expense (accrued but not yet paid) of $38,959 that was included in the principal amount of the Development Loan as of January 10, 2006.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(5)      Area development rights deposits (continued)
         --------------------------------------------

         The Development Loan bears interest at an annual rate of 12% and is payable upon the request of the holder thereof. The Company's obligations under the Development Loan are not secured by any of the assets or properties of the Company. The principal and accrued interest of the Development Loan are convertible at the option of the holder of the Development Loan at any time into common shares of the Company at the conversion rate of $0.50 per common share. Therefore, a beneficial conversion feature of $362,921 was recorded as of January 10, 2006 and immediately expensed due to the fact that the principal and accrued interest of the Development Loan are due on demand and convertible into common shares of the Company at any time (see Note 9). No placement agent fee or commissions are payable with respect to the purchase or issuance of the Development Loan.

         Another of the potential area developers ("the Trust"), paid $100,000 during the twelve months ended December 31, 2005 which the Company recorded as an area development rights deposit. As of June 23, 2006, the Company was unable to formulate the area development agreement contemplated by the terms of the Trust's area development rights deposit within the timeframes specified. As a result, the amount deposited with the Company and recorded as an area development rights deposit was exchanged for a loan (the "Trust Loan") (see Note 7).

         The terms of the deposit require that the Company accrue interest from the date of the original deposit if the Company fails to timely formulate the area development agreement. Accordingly, the Company recorded interest expense (accrued but not yet paid) of $10,548 in the three months ended June 30, 2006 calculated at an annual rate of 10%.

 (6)     Deferred revenue
         ----------------

         As of June 30, 2006, the Company has deferred revenue of $922,822 which consists of $150,000 of deferred revenue associated with area development right agreements, $764,861 associated with international licensing agreements, and $7,961 associated with amounts collected for unearned revenue.

         On May 9, 2006, the Company acquired the Retail Group's area development rights which was recorded as deferred revenue in the amount of $195,960 as of December 31, 2005. The Development Agreement permitted the area developer to refer potential franchisees to the Company and to share in any franchise fees paid by franchisees in Utah and Clark County, Nevada. The Company granted the Retail Group these rights in exchange for research and development consulting services provided to the Company for its retail expansion. The Company re-sold a portion of the area development rights acquired from the Retail Group the following day and received $150,000 in cash which is recorded as deferred revenue as of June 30, 2006.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(6)      Deferred revenue (continued)
         ----------------------------

         The Company has entered into non-cancelable licensing agreements with international wholesalers and other entities with terms of 2 to 4 years, although some terms are as long as 10 years. Under these contracts the wholesalers acquire exclusive rights to distribute imprinted floral products within a geographic region. License fees under these agreements are paid to the Company at inception and are recognized over the lives of the contracts using the straight-line method. Some of these contacts have included up front payments for equipment.

         For the six months ended June 30, 2006, the Company recognized $3,372 of revenue from international franchise area development rights, but has not yet recognized any revenue associated with domestic area development rights, franchise fees, or franchise royalties. The Company recognized $84,703 and $35,337 of international license fee revenue for the three months ended June 30, 2006 and 2005, respectively, and $141,419 and $63,712 for the six months ended June 30, 2006 and 2005, respectively.

(7)      Notes payable
         -------------

         As of June 30, 2006, notes payable consist of the following:

         Unsecured  note  payable  to an  individual.  This
         note  bears  simple interest at 10% and is due upon
         demand                                                   $     100,000
                                                                  --------------
                                                                  $     100,000
                                                                  ==============

(8)      Related party notes payable
         ---------------------------

         As of June 30, 2006, related party notes payable consist of the following:

         Unsecured note payable to a member of the Board of
         Directors and a stockholder.  This note bears simple
         interest at 8% and matured on August 5, 2005.  This
         note was subsequently extended until September 5,
         2005 and is currently in default.                        $     250,000

         Unsecured notes payable to the Chairman of the
         Board of Directors who is also a significant
         stockholders these notes bear simple interest
         at 8% and are due upon demand.                                 195,526

         Unsecured note payable to an officer.  This note
         bears simple interest at 10% and matures on May 9,             260,000
                                                                  --------------

                                                                  $     505,526
                                                                  ==============

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(9)      Convertible notes payable to stockholders
         -----------------------------------------

         Development Loan. As described in Note 5, an area rights development deposit totaling $788,960 representing $750,000 in principal and $38,960 in accrued interest was recorded effective January 10, 2006 as a convertible note payable to stockholder pursuant to the terms of the Development Loan as described in Note 5.

         Exchange Agreement. Effective as of February 6, 2006, the Company entered into an exchange agreement with the Significant Stockholder pursuant to which the Company issued the Significant Stockholder two promissory notes in exchange for and in cancellation of, the promissory notes the Company issued to the Significant Stockholder on November 14, November 29 and December 30, 2005. The principal amount of these replacement notes totals $510,356 in the aggregate, and each replacement note is in the principal amount of $255,178. The replacement notes bear interest at an annual rate of 12% and mature on December 30, 2006. The principal and accrued interest of the replacement notes are convertible at the option of the holder at any time into common shares of the Company at the conversion rate of $0.50 per common share, subject to any share splits or reclassifications.

         As additional consideration in accepting each of these notes, the Company agreed to issue to the holder of the replacement notes a total of 250,000 shares of unregistered common stock of the Company, equally apportioned between each replacement note. The fair value of the common shares was $200,000 and in accordance with EITF Issue 96-19, the exchange of the notes was considered to result in a substantially different debt instrument. Accordingly, the transaction was accounted for as a debt extinguishment of the original notes and the new notes were recorded at fair value.

         As of the date of extinguishment, the Company recorded a loss on extinguishment of debt of $98,457 which included the allocation of the extinguishment proceeds between the beneficial conversion feature which was valued at the extinguishment date, the extinguishment of the convertible security, and the fair value of the common shares issued to effect the exchange transaction as required by EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

         The Company recorded a beneficial conversion feature of $306,213 related to the replacement notes which will be amortized and recognized as interest expense over the life of the replacement notes.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(9)      Convertible notes payable to stockholders (continued)
         -----------------------------------------------------

         As of June 30, 2006, convertible notes payable to stockholders consist of the following:

         Unsecured convertible note payable to the
         Significant  Stockholder with interest at 12%
         and due upon demand. The holder of the note may
         convert any portion of the principal and accrued
         interest for shares of common stock at $0.50 per
         share. A beneficial  conversion  feature of
         $362,921 was recorded and immediately expensed
         when the note was issued during the three months
         ended March 31, 2006.                                    $     788,959

         Unsecured convertible note payable to the
         Significant Stockholder with interest at 12%
         (effective  interest rate of 116%), and
         maturing December 31, 2006. The holder of
         the note may convert any portion of the
         principal and accrued  interest for shares of
         common stock at $0.50 per share.  A  beneficial
         conversion  feature of $153,107 was recorded
         during the three months ended March 31, 2006.
         As of June 30, 2006, the remaining debt discount
         was $108,625.  The principal amount of the note
         is $255,178.                                                   146,554

         Unsecured convertible note payable to a
         stockholder with interest at 12% (effective
         interest rate of 116%), and maturing December
         31, 2006. The holder of the note may convert any
         portion of the principal and accrued interest for
         shares of common stock at $0.50 per share.  A
         beneficial conversion feature of $153,107 was
         recorded during the three months ended March 31,
         2006. As of June 30, 2006, the remaining debt
         discount was $108,625. The principal amount of
         the note is $255,178.                                          146,554
                                                                  --------------

                                                                  $   1,082,067
                                                                  ==============

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(10)     Convertible line of credit with stockholder
         -------------------------------------------

         On May 11, 2006, the Company entered into a Line of Credit Agreement ("Credit Agreement") with Dos Lagos, LLC, a Utah limited liability company whose sole member is a significant stockholder and who is also a member of the Board of Directors ("Lender"), pursuant to which the Company issued Lender a promissory note in exchange for and in cancellation of, the promissory notes the Company issued to the Lender on January 10, February 10, February 28, March 20, March 29, April 26 and May 10, 2006. The principal amount of the replacement note totals $1,287,832 as of May 11, 2006, which includes $19,380 in accrued interest on the original promissory notes. The Credit Agreement establishes a line of credit for a period extending to December 31, 2006 (the "Maturity Date"), for and on behalf of the Company equal to two million dollars. All sums advanced by the Lender to the Company on the line of credit or pursuant to the terms of the Credit Agreement shall become part of the principal of the replacement note and shall bear interest from the date each advance is made until paid in full at an interest rate of ten percent (10%) per annum. The principal and accrued interest of the replacement note are convertible at the option of the Lender on the Maturity Date into common shares of the Company at the conversion rate of $0.50 per common share, subject to any share splits or reclassifications. As additional consideration in accepting the terms of the Credit Agreement, the Company agreed to issue to the Lender a total of 1,000,000 shares of unregistered common stock of the Company. The fair value of the common shares was $500,000 and in accordance with EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the exchange of the notes was considered to result in a substantially different debt instrument. Accordingly, the transaction was accounted for as a debt extinguishment of the original notes and the new note will be recorded at fair value. As of the date of extinguishment, the Company recorded a loss on extinguishment of debt of $500,000 which represents the fair value of the common shares issued to effect the exchange transaction.

         Subsequent to May 11, 2006 when the Credit Agreement was established and before June 30, 2006, the Company received additional advances pursuant to the Credit Agreement totaling $300,000 resulting in total convertible notes payable to the Lender of $1,587,832 as of June 30, 2006.

         As of June 30, 2006, convertible line of credit with stockholder consists of the following:

         Unsecured  convertible  note payable to the Lender
         with interest at 10% and maturing December 31, 2006.
         The holder of the note may convert any portion of
         the principal and accrued interest for shares of
         common stock at $0.50 per share.                         $   1,587,832
                                                                  --------------

                                                                  $   1,587,832
                                                                  ==============

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(11)     Stockholders equity
         -------------------

         As described in Note 5, in January 2006 the Company recorded a beneficial conversion feature associated with the Development Loan in the amount of $362,921.

         As described in Note 9, in February 2006 the Company issued a total of 250,000 unregistered shares of its $.001 par value common stock with a fair value of $200,000 to the holder of two convertible notes issued in exchange for replacement notes. The exchange was accounted for as a debt extinguishment resulting in a reduction in additional paid-in capital of $300,000 related to the value of the unamortized beneficial conversion feature revalued at the extinguishment date. A beneficial conversion feature of $306,213 was recorded related to the new notes issued.

         As described in Note 9, in May 2006 the Company issued a total of 1,000,000 unregistered shares of its $.001 par value common stock with a fair value of $500,000 to the Lender as additional consideration in accepting the terms of the Credit Agreement described in Note 9. The exchange was accounted for as a debt extinguishment resulting in an increase in additional paid-in capital and a loss on extinguishment of debt of $500,000

         On June 29, 2006, the Company issued 25,000 shares of unregistered common stock to BayHill Group LC ("Advisor"), as consideration for advisory services performed by Advisor pursuant to the advisory agreement dated January 6, 2006 (the "Advisory Agreement"), by and between the Company and Advisor as amended on June 29, 2006. The issuance of the shares is in exchange for and in cancellation of, the Company's commitment to issue 1,200,000 stock warrants previously contemplated by the Advisory Agreement.

(12)     Stock-based compensation
         ------------------------

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


(12)     Stock-based compensation (continued)
         ------------------------------------

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

         The fair value of stock options is determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on U.S. Treasury interest rates. The dividend yield on the Company's common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. The market price volatility of the Company's common stock is based on the historical volatility of the stock. The expected life of the options is based on the Company's historical experience of stock option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company also estimates the expected rate of stock option forfeitures separately for officers and directors and for employees based on the historical experience of options forfeiture in each class of employee and the difference between the Company's stock price as of June 30, 2006 and the weighted average exercise price of outstanding options as of that date.

         The following table summarizes stock option activity pursuant to the Company's 2004 Speaking Roses Equity Incentive Plan (the "Plan") for the six months ended June 30, 2006. Under the Plan, 5,000,000 shares of the Company's common stock are available for issuance. With one exception, options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of the Company's common stock on the date the option was granted and no option has a term in excess of ten years. The Company made one option grant of 150,000 shares to the Company's former Chief Executive Officer pursuant to a separation agreement with an exercise price of $.25 per share on a day when the Company's common stock closed at $.45 per share. Additionally, options vested and became exercisable either on the date of grant or commencing either six or 12 months from the option grant date.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(12)     Stock-based compensation (continued)
         ------------------------------------

                                                                     Weighted Average
                                                Weighted Average     Contractual Life        Aggregate
                                     Options    Exercise Price          in Years           Intrinsic Value*
                                 --------------------------------------------------------------------------
Outstanding, December 31, 2005     1,450,000      $    1.32

    Granted                        1,180,000           0.64
    Exercised                              -             -
    Canceled                          480,00           1.28
                                   ---------

Outstanding, June 30,2006           2,150,000          1.06               9.16                   -

Exercisable, June 30, 2006            816,667          1.12               8.75                   -


         * The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company's stock was $0.30 per share as of June 30, 2006.

         The weighted-average fair value of options granted during the second quarter of 2006 was determined to be $0.53, based on the following weighted-average assumptions:

                   Dividend yield                                        -
                   Expected volatility                                  171%
                   Risk-free interest rate                              5.1%
                   Expected life of option (years)                      6.0

         The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable as of June 30, 2006:

                          Options Outstanding             Options Exercisable
            ----------------------------------------   -----------------------
                                            Weighted                   Weighted
Range of                      Remaining     Average                    Average
Exercise     Options         Contractual    Exercise    Options        Exercise
Prices      Outstanding     Life (Years)     Price     Exercisable      Price
-------     -----------    -------------    --------   -----------     ---------

$  0.25        150,000            9.93          0.25         -               -
   0.70        890,000            9.66          0.70     100,000          0.70
   0.71        300,000            8.81          0.71     300,000          0.71
   1.00        200,000            8.93          1.00      66,667          1.00
   1.50        110,000            9.10          1.50        -                -
   1.60        300,000            8.41          1.60     300,000          1.60
   1.70        200,000            8.32          1.70      50,000          1.70
             ---------                                   -------

             2,150,000                                   816,667
             =========                                   =======

Weighted Average                  9.16          0.96                      1.12

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(12)     Stock-based compensation (continued)
         ------------------------------------

         On May 9, 2006, warrants were issued to Business Retail Group to purchase 150,000 shares of the Company's common stock at an exercise price of $0.75 per share. The warrants expire on May 9, 2016. In accordance with SFAS 123R, the fair value of the warrants was determined based on the fair value of the area development rights purchased as the Company determined that was a more reliable measure of the fair value than that of the equity securities issued. There were no other warrants issued and outstanding as of June 30, 2006.

         Stock based compensation expense recognized under SFAS 123R in the three months ended June 30, 2006 increased wages, salaries and benefits expense and our net loss by $348,562, or $0.012 per basic and diluted share, and by $397,089, or $.013 per basic and diluted share for the six months ended June 30, 2006. There was no stock based compensation expense capitalized as of June 30, 2006. As of June 30, 2006, $669,397 of compensation expense related to unvested stock options and warrants attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of
         1.5 years.

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

         The following table illustrates the pro forma effect on net loss and net loss per share for the three months and six months ended June 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123:

                                                 Three Months      Six Months
                                                 Ended June 30,   Ended June 30,
                                                     2005             2005
                                                 -------------------------------
          Net loss as reported                   $  (1,384,144)   $  (2,296,693)
          Deduct total stock-based employee
            compensation expense determined
            under SFAS 123, net of tax in 2005         (36,627)         (68,672)
                                                 -------------------------------

          Pro forma net loss                     $  (1,420,771)   $  (2,365,365)
                                                 ===============================

          Net loss per common share (basic
            and diluted):
            As reported                          $       (0.05)   $       (0.08)
                                                 ===============================
            Pro forma                            $       (0.05)   $       (0.09)
                                                 ===============================

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(13)     Commitments and contingencies
         -----------------------------

         On May 26, 2006, John W. Winterholler tendered his resignation as the Chief Executive Officer of the Company, effective as of June 1, 2006. In connection with his resignation, the Company agreed to enter into a separation agreement with Mr. Winterholler and provide him with 13 months of base salary, which amounts to $162,500, payable in accordance with the Company's standard payroll practices and subject to required withholdings. The entire $162,500 was recorded as compensation expense during the three months ended June 30, 2006 with $150,000 recorded as an accrued expense as of June 30, 2006.

         The Company also agreed to continue providing medical and dental insurance benefits, pursuant to federal law, for up to one year or until such time as Mr. Winterholler accepts new employment which offers comparable insurance benefits. The Company will record these benefit expenses as they are incurred given that the term of this commitment is not fixed or determinable.

(14)     Related party transactions
         --------------------------

         For the three months ended June 30, 2006 and 2005, the Company paid management and consulting fees and other expenses totaling $44,448 and $36,268, respectively, and $115,283 and $58,828 for the six months ended June 30, 2006 and 2005, respectively, to related parties or to companies controlled by affiliates of certain principal stockholders of the Company. As of June 30, 2006, the Company had amounts payable to those entities totaling $9,618 recorded in accounts payable, trade and an additional $120,610 recorded in accrued interest. Also as of June 30, 2006, the Company has accounts receivable from T.A. Lassetter, Jr. totaling $16,614 pursuant to a franchise agreement representing expenses for franchise store equipment and supplies.

         Debt Arrangements. As of June 30, 2006, the Company has a demand note payable to Mr. Bob Warfield, who is a member of the Company's Board of Directors, with a principal amount of $250,000. The note bears simple interest at an annual rate of 8% (See Note 8).

         As of June 30, 2006, the Company has demand notes payable to Mr. Blaine Harris, who is the Company's Chairman of the Board of Directors, with principal amounts totaling $195,526. The notes bear simple interest at an annual rate of 8% (See Note 8).

         As of June 30, 2006, the Company has a convertible line of credit with Dos Lagos, LLC, a Utah limited liability company whose sole member is Mr. Roland N. Walker, a significant stockholder who is also a member of the Board of Directors, with a principal amount of $1,587,832. The note bears simple interest at an annual rate of 10% (See Note 9).

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(14)     Related party transactions (continued)
         --------------------------------------

         As of June 30, 2006, the Company has convertible notes payable to Mr. Steven F. Hanson, who owns more than 5% of the Company's common stock and meets the definition of a related party, with principal amounts totaling $1,044,137. The notes bear simple interest at an annual rate of 12%. The holder of the notes may convert any portion of the principal and accrued interest for shares of the Company's common stock at $0.50 per share at any time prior to acceptance for payment (See
         Note 9).

         For the three and six months ended June 30, 2006, the total amount of interest expense paid to or accrued for loans from stockholders was $76,952 and $132,796, respectively.

         Franchise Agreement. The Company entered into a franchise agreement with T. A. Lassetter, Jr. who is the son of Ted Lassetter, a member of the Company's Board of Directors, the chairman of the Compensation Committee of the Board, and the Company's Chief Executive Officer. The franchise agreement allows the franchisee to open a retail store under the Speaking Roses name using the Company's technology. The Company will receive continuing royalties from the store and will act as the wholesaler of floral and other products to the store. The retail store opened in July, 2006. The Company's Board of Directors waives the franchise fee for any director who chooses to open a Speaking Roses' franchise store, for up to 10 stores.

         Franchise and Area Development Agreements. As discussed in Note 6, the Company acquired the area development rights described in the Area Development Agreement (the "Development Agreement") with Business Retail Group, LLC ("the Retail Group") owned by Mike Glauser, the Company's Vice President of Retail Operations, and his wife. The Development Agreement permitted the area developer to refer potential franchisees to the Company and to share in any franchise fees paid by franchisees in Utah and Clark County, Nevada. The Company granted the Retail Group these rights in exchange for research and development consulting services provided to the Company for its retail expansion. During the three months ended June 30, 2006, the Company also purchased all of the Retail Group's rights, title and interest in the business and assets comprising the operations of the franchise store thereby terminating the franchise agreement as described in Note 3.

         Sales and Marketing. During the three months ended June 30, 2006, the Company retained Chad Harris as an independent contractor to manage its sales and marketing activities. Mr. Harris is the son of Blaine Harris, the Company's Chairman of the Board of Directors.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(15)     Subsequent events
         -----------------

         Advances on Line of Credit Agreement. On July 12, 2006 and on August 2, 2006, the Company received advances of $200,000 and $180,000, respectively, pursuant to the Credit Agreement described in Note 9. The sums advanced by the Lender to the Company on the line of credit or pursuant to the terms of the Credit Agreement bear interest from the date each advance is made until paid in full at an interest rate of ten percent (10%) per annum. The Credit Agreement establishes a line of credit for a period extending to December 31, 2006 (the "Maturity Date"), for and on behalf of the Company equal to two million dollars. The principal and accrued interest of all sums advanced are convertible at the option of the Lender on the Maturity Date into common shares of the Company at the conversion rate of $0.50 per common share, subject to any share splits or reclassifications.

         As of August 2, 2006 when the last advance was made, the total of the sums advanced pursuant to the Credit Agreement and accrued interest on those sums exceeds the two million dollar credit limit. The Lender has not indicated a willingness to advance additional cash to the Company. Thus, the line of credit has been exhausted and the Company will need to obtain financing from other sources if it is to continue as a going concern. However, there is no assurance that the Company will be able to obtain additional financing on terms which are acceptable, or at all.

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

We have recently developed a retail distribution model and have begun to offer area development and franchise rights for sale in those jurisdictions which do not require regulatory approval. In order to improve our retail distribution model, during the three months ended June 30, 2006, we purchased the assets of our first franchise store and entered into an agreement with an operator of grocery stores to manage the floral operations of one of its stores in exchange for store rent based on the gross floral sales of the store. We intend to pursue similar agreements with this and other comparable operators in support of our retail distribution outlets. We have also licensed the technology and equipment to exclusive licensees in international markets and we are beginning to offer area development and franchise rights for sale internationally.

Set forth below are comparisons of financial statement information for the three month periods ended June 30, 2006 and June 30, 2005 and for the six month periods ended on those same dates. Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

Results of Operations

Sales
-----

Sales for the three and six months ended June 30, 2006 were $408,000 and $869,000, respectively, compared to sales of $368,000 and $808,000 for the same periods in the prior year. Product (flower) sales were $268,000 for the three months ended June 30, 2006 and $309,000 for the comparable period in 2005. License fees and other revenue were $129,000 for the three months ended June 30, 2006 and $48,000 for the comparable period in 2005. Royalties were $10,000 for the three months ended June 30, 2006 and $11,000 for the three months ended June 30, 2005. The decrease of $41,000 in product sales, the increase of $81,000 in license fees and other revenue, and the slight decrease of $1,000 in royalties for the two comparable three-month periods, together with similar trends experienced when comparing the three months ended March 31, 2006 with the

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


comparable period in 2005 are all attributable to our increasing emphasis on licensing and franchising both domestically and internationally while striving to sustain and grow our direct product sales even though we have allocated proportionately fewer resources toward that effort.

During the six months ended June 30, 2006, we entered into three international license agreements. In each case, the licensee paid us a non-cancelable fee and was granted a license to use our technology to distribute imprinted floral products within a geographical region for initial periods of from 2 to 4 years. These agreements provide licenses with respect to the countries of South Africa, Namibia, Botswana, Swaziland, Lesotho, Zimbabwe, Mozambique, Spain, Portugal, India, and Kenya.

Cost of goods sold
------------------

Cost of goods sold for the three and six months ended June 30, 2006 were $305,000 and $659,000, respectively, compared to $346,000 and $729,000 for the same periods in the prior year. Cost of goods sold consisted primarily of purchases of roses and the labor and supplies necessary to emboss and ship them. The overall decrease in cost of goods sold is attributable to the decrease in product sales discussed previously. The ratio of cost of goods sold as a percentage of product sales declined slightly between the two comparative three-month periods, but improved slightly between the two comparative six-month periods. The ratio is still much higher than our targets due to the fact that we have invested in production capability anticipating higher sales which have not materialized as projected.

General and administrative
--------------------------

General and administrative expenses for the three and six months ended June 30, 2006 were $1,114,000 and $1,829,000, respectively, compared to $433,000 and
$798,000 for the same periods in the prior year. The increase in general and administrative expenses when comparing the two six-month periods totals $1,031,000. The majority of this difference is explained as follows: $241,000 is attributable to an increase in professional fees which consists of increased consulting and legal fees incurred in support of our increasing focus on franchising and retailing and increased accounting fees due to a change in our independent registered public accounting firm; $101,000 is attributable to bad debt expense associated with an uncollectible international license fee; $99,000 is attributable to increased salaries and wages due to an increase in our executive staff including a new president, chief financial officer, chief operating officer, and information systems personnel; $163,000 is attributable to severance expense payable to our former Chief Executive Officer; and $398,000 is attributable to additional compensation expense due to our adoption of SFAS No. 123R which requires us to expense the fair value of stock options granted to employees in exchange for employee services, whereas previously we had not recognized such expense but had provided disclosure on a pro forma basis.

Sales and marketing
-------------------

Sales and marketing expenses for the three and six months ended June 30, 2006 were $416,000 and $658,000, respectively, compared to $477,000 and $1,072,000 for the same periods in the prior year. The decrease in sales and marketing expenses between the two comparative periods is due to a reduction in our sales and marketing personnel and other associated expenses which were not expected to benefit us in the execution of our retailing strategy. The decrease in direct product sales is partly attributable to the decrease in these expenses as we have shifted the focus or our sales efforts.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Research and development
------------------------

Research and development expenses for the three and six months ended June 30, 2006 were $20,000 and $57,000, respectively, compared to $41,000 and $47,000 for the same periods in the prior year. The increase in research and development expenses for the six-month comparative periods is due to our increasing investment in our franchising and retailing strategy and the associated development expenses. Comparatively fewer resources were dedicated to research and development in the six months ended June 30, 2005 due to our primary focus then on direct product sales in our various sales channels.

Other income (expense)
---------------------

Other expense for the three and six months ended June 30, 2006 was $638,000 and $1,235,000, respectively, compared to $455,000 and $458,000 for the same periods in the prior year. The increase in other expense for the six-month comparative periods of $777,000 is due primarily to losses on extinguishment of debt during the six months ended June 30, 2006. In May 2006, the Company issued a total of 1,000,000 unregistered shares of its $.001 par value common stock valued at $500,000 to the Lender as additional consideration in accepting the terms of a line of credit agreement. The exchange was accounted for as a debt extinguishment resulting in a loss on extinguishment of debt of $500,000. Similarly, in February 2006, the Company recorded a loss on extinguishment of debt of $98,000 pursuant to an exchange agreement in which the company exchanged debt instruments with a significant stockholder and issued to the holder of the replacement notes a total of 250,000 unregistered shares valued at $200,000 as additional consideration in accepting the terms of the exchange agreement.

In addition, interest expense increased by $184,000 when comparing the two six-month periods. The increase in interest expense is attributable to higher levels of interest bearing debt during the first six months of 2006, the recording of a beneficial conversion feature associated with the restructuring of certain loans payable to shareholders, the amortization of beneficial conversion features recorded in earlier periods, and the recording to interest expense of a beneficial conversion feature associated with the transfer of area development rights deposits to development loan status.

Net loss
--------

Our net loss for the three and six months ended June 30, 2006 was $2,085,000 or $.07 per common share, and $3,569,000 or $.12 per common share, respectively, compared to $1,384,000 or $.05 per common share, and $2,296,000 or $.08 per common share, for the same periods in the prior year. The increase in our net loss for the six-month comparative periods is due to increased general and administrative expenses including salaries and wages, professional fees, stock option compensation expense, bad debt expense and severance pay, losses on extinguishment of debt, and increased interest expense as discussed previously in this MD&A.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Liquidity and Capital Resources

Cash
----

We had cash of $7,000 invested in demand deposits as of June 30, 2006 to fund operations and capital expenditures and we will require additional financing. If we acquire that funding through the issuance of equity or convertible securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire the funding through the issuance of debt, that financing could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all. Any additional sale of common stock or debt securities would result in additional dilution to our shareholders.

Cash flows
----------

Cash flows used in operating activities were $(1,174,000) and $(1,462,000) for the six months ended June 30, 2006 and 2005, respectively. Because our operating cash flows are currently insufficient to fund our operations, we have relied on funding from our directors and stockholders, as described below.

Capital expenditures
--------------------

Capital expenditures totaled $244,000 for the six months ended June 30, 2006, up from $181,000 for the six months ended June 30, 2005. Expenditures of $54,000 during the three months ended March 31, 2006 were primarily for computer equipment, computer software, furniture and fixtures, and patent and trademark applications. During the three months ended June 30, 2006, capital expenditures consisted primarily of tangible assets totaling $149,000 associated with the purchase of the franchise store as described in Note 3 of the condensed consolidated financial statements presented in this Form 10-QSB, along with $41,000 of additional computer equipment, software, furniture and fixtures, equipment and machinery, and patent and trademark applications. The tangible fixed assets acquired in the purchase of the franchise store include computer equipment, store equipment, store improvements, store furniture, and a delivery van.

Financing
---------

As of the date of this Form 10-QSB, we have been unable to obtain financing from external sources under terms which we deem to be reasonably acceptable, and the revenues generated from our operations are insufficient for our current needs. Consequently, certain of our directors and shareholders have extended debt and convertible debt financing to us as described in Notes 8 and 9 to our condensed consolidated financial statements. During the three months ended March 31, 2006, we received $740,000 in loans from a member of the Board of Directors who is also a significant stockholder (the "Lender"). During the three months ended June 30, 2006, we received an additional $650,000 from the Lender. The total of $1,390,000 in new loans to the Lender during the six months ended June 30, 2006 has materially increased the amount of our total debt. During this six month period and in the two months subsequent, the cash advances we have received are pursuant to a two million dollar line of credit agreement as described in Note
9. As of August 2, 2006, the line of credit has been exhausted and the Lender has not indicated a willingness to advance additional cash to us. Consequently, we will need to obtain financing from other sources if we are to continue as a going concern.

The need for that additional financing is critical given our small amount of cash and our high levels of debt including a convertible line of credit with a stockholder of $1,587,832, notes payable of $100,000, related party notes
payable  of  $505,526,   and  convertible   notes  payable  to  stockholders  of

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


$1,082,067. Of these debt totals, $1,334,485 of the principal total is due on demand. Thus, if a lender were to demand payment, we would be unable to satisfy the demand and we would be rendered insolvent.

The total amount and nature of notes payable, convertible line of credit with stockholder, related party notes payable, and convertible notes payable to stockholders as described in this Form 10-QSB has significantly increased our total debt and will likely negatively affect our ability to raise additional funds. While we are attempting to obtain additional commitments from our directors, certain shareholders and other outside parties to continue to fund our operations beyond those commitments described herein, no assurance can be given nor relied upon that we will be able to obtain such commitments on terms and conditions reasonably acceptable to us or that we will be able to continue to operate as a going concern. Our expenses continue to exceed our revenues by a significant margin. Accordingly, unless we are able to operate profitably, we can give no assurance that we have or will have sufficient capital resources or liquidity to satisfy working capital and operating requirements.

We have not achieved quarterly or annual profits as either SRII or as Speaking Roses, LLC. Our ability to continue as a going concern is dependent upon our ability to generate future profits and to generate sufficient capital to meet our obligations on a timely basis. During the six months ended June 30, 2006, we incurred a net loss of $3,569,000. Net cash flows used in operating activities during the six months ended June 30, 2006 were $1,174,000. The above factors raise substantial doubt that the Company will be able to continue as a going concern. We have reached this conclusion as a result of our recent operational and financial history, discussions with our current lenders, and the probability that we assess that our current holders of demand notes will demand payment in the near future. Our conclusion is that there is a significant probability that we will be unable to continue as a going concern.

Estimated capital expenditures for the six months beginning July 1, 2006 are approximately $100,000. We believe we will be able to plan and minimize our capital and operating spending in the future by varying the extent of our licensing activities, hiring practices, geographical expansion, and marketing activities. If we elect to slow the speed, or narrow the focus, of our business plan, we may be able to reduce our capital expenditures and losses. Our actual ability to execute our proposed business plan will depend on a number of factors including:

         o the acceptance of our floral embossing process in the market place at profitable prices;

         o    the success of our retail business strategy;

         o    our ability to protect our intellectual property;

         o    our ability to continue to raise capital; and

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

         o factors over which we have little or no control, such as regulatory changes, changes in technology, failures by third parties to meet their contractual obligations or significant changes in the competitive environment in which we will operate.

Our actual costs and revenues can vary from the amounts that we expect or budget in our business plan, possibly materially, and those variations are likely to affect our ability to generate a profit or our need for additional financing. Accordingly, we can give no assurance that our actual debt and equity capital needs will not exceed the anticipated amounts that are available to us, including from our affiliates, directors, and stockholders, and new outside parties. The unaudited condensed consolidated financial statements included herein have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $12,224,000 and net losses of $2,085,000 and $3,569,000 for the three and six months ended June 30, 2006, respectively.

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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Item 3. Controls and Procedures

In accordance with the rules promulgated under the 1934 Act, our management has evaluated, with the participation of our president and chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of the end of the fiscal quarter ended June 30, 2006 ("the Evaluation Date"). Based upon our evaluation of these disclosure controls, at the Evaluation date, we concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file under the 1934 Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations. Based on this evaluation, we concluded that our disclosure controls and procedures are not effective due to: 1) adjustments required to correct the accounting for certain debt and equity transactions which was also noted and previously disclosed in our annual report on Form 10-KSB as of December 31, 2005; and 2) failure to timely file certain Current Reports on Form 8-K. We are in the process of improving our internal control and related disclosures in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our audit committee and to our independent registered public accounting firm. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will continue to work with our independent registered public accounting firm and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

During the three months ended June 30, 2006, the Company issued 1,000,000 shares of its $.001 par value common stock to an accredited investor as additional consideration in accepting the terms of a line of credit agreement ("the Credit Agreement") which establishes a line of credit for a period extending to December 31, 2006, for and on behalf of the Company equal to two million dollars.

In addition, also during the three months ended June 30, 2006, the Company issued 25,000 shares of its $.001 par value common stock to an accredited investor as consideration for advisory services performed by the accredited investor ("the Advisor") pursuant to the Advisory Agreement dated January 6, 2006 (the "Agreement"), by and between the Company and Advisor as amended on June 29, 2006. The issuance of the shares is in exchange for and in cancellation of, the Company's commitment to issue 1,200,000 stock warrants previously contemplated by the Agreement.

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

Item 3.   Defaults Upon Senior Securities

None

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 10, 2006, the stockholders of the Company elected the following five directors for terms of office expiring at the annual meeting of stockholders in the year 2007:

--------------------------------------------------------------------------------
      Name                        For          Against         Abstentions
--------------------------------------------------------------------------------
Blaine Harris                 20,410,410      3,045,971            0
--------------------------------------------------------------------------------
Rene Rodriguez                20,468,145      2,988,236            0
--------------------------------------------------------------------------------
Roland N. Walker              20,500,242      2,956,139            0
--------------------------------------------------------------------------------
Terrell A. Lassetter          20,468,145      2,988,236            0
--------------------------------------------------------------------------------
Robert E. Warfield            20,452,145      3,004,236            0
--------------------------------------------------------------------------------

The proposal for Tanner LC to serve as the Company's independent registered public accountants for the fiscal year ending December 30, 2006 was ratified. The votes were 23,432,323 (For); 24,028 (Against); and 30 (Abstentions).

Item 5.  Other Information

None

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

   2.1        Agreement and Plan of Merger between Millennium Electronics,  Inc.
              and Speaking Roses International, Inc.(1)

   3.1        Articles of Incorporation of Speaking Roses International, Inc (1)

   3.2 Bylaws of Speaking Roses International, Inc. as amended on October 19, 2005 (2)

   10.1 Contribution Agreement between Speaking Roses, LLC and Millennium Electronics, Inc. (3)

   10.2 Line of Credit Agreement between the Company and Dos Lagos, LLC dated May 11, 2006 (4)

   10.3 Advisory Agreement between the Company and BayHill Group LC dated January 6, 2006 (5)

   10.4 Modification and Restructuring Agreement among Speaking Roses Development Corporation, Business Retail Group, LLC and Michael Glauser, effective as of May 9, 2006 (6)

   14         Codes of Ethics (7)

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

(4) Incorporated by reference from our quarterly report on Form 10-QSB filed May 15, 2006.

(5) Incorporated by reference from our current report on Form 8-K filed February 8, 2006.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


(6) Incorporated by reference from our current report on Form 8-K filed June 29, 2006.

(7) Incorporated by reference from our annual report on Form 10-KSB filed April 13, 2004.

(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended June 30, 2006:

          Report Filing Date             Items Reported
          ------------------             --------------

(a)       Current Report on Form 8-K     Entry   into  a   Material   Definitive
          filed May 31, 2006             Agreement  regarding the execution of a
                                         Separation  Agreement  pursuant  to the
                                         resignation  of  the  Company's   Chief
                                         Executive Officer

                                         Unregistered Sale of Equity Securities

                                         Departure  of  Directors  or  Principal
                                         Officers;    Election   of   Directors;
                                         Appointment   of   Principal   Officers
                                         regarding   the   resignation   of  the
                                         Company's Chief  Executive  Officer and
                                         the   appointment   of  a   new   Chief
                                         Executive Officer

(b)       Current Report on Form 8-K     Entry   into  a   Material   Definitive
          filed June 29, 2006            Agreement  regarding  the  execution of
                                         certain  license  agreements,  an  area
                                         development     agreement,     and    a
                                         modification     and      restructuring
                                         agreement.  Unregistered Sale of Equity
                                         Securities   Regulation  FD  Disclosure
                                         Financial Statements and Exhibits

SIGNATURES

In accordance with the requirements Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPEAKING ROSES INTERNATIONAL, INC.

By:       /s/ Terrell A. Lassetter
          Terrell A. Lassetter
          President and Chief Executive Officer
Date:     August 18, 2006

By:       /s/ Bradley E. Wittwer
          Bradley E. Wittwer
          Chief Financial Officer
Date:     August 18, 2006