Form 10QSB
period 2006-09-30
SPEAKING ROSES INTERNATIONAL INC
filed 2006-11-20
CIK 884321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)
      [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the three-month period ended September 30, 2006
                                       OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                                 Title of class
                                 --------------
                    Common Stock (par value, $.001 per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of November 7, 2006, there were 30,635,273 common shares outstanding.

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

SIGNATURES
Exhibit 31.1     (Certifications required under Section 302 of
                    the Sarbanes-Oxley Act of 2002)
Exhibit 31.2     (Certifications required under Section 302 of
                    the Sarbanes-Oxley Act of 2002)
Exhibit 32.1     (Certifications required under Section 906 of
                    the Sarbanes-Oxley Act of 2002)
Exhibit 32.2     (Certifications required under Section 906 of
                    the Sarbanes-Oxley Act of 2002)

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION.


Item 1.  Financial Statements

The accompanying unaudited condensed consolidated financial statements of Speaking Roses International, Inc. and subsidiary (collectively, "SRII" or the "Company") as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the accompanying notes, and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our consolidated financial position as of September 30, 2006 and December 31, 2005 and our consolidated results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005 have been included. The consolidated results of operations and cash flows for the three and nine months ended September 30, 2006 may not be indicative of the results for the year ending December 31, 2006.

In Management's Discussion and Analysis or Plan of Operations in Item 2, we have compared the operating results of SRII for the three and nine months ended September 30, 2006 with the operating results for the three and nine months ended September 30, 2005. However, because of the changes to our business plan and the difficulty we have had in obtaining financing to fund our operations, there has been a lack of consistency in our operations. Therefore, we believe these comparisons may not be meaningful and caution should be exercised by readers in utilizing these comparisons.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,    December 31,
                                                      2006             2005
                                                 --------------   --------------
                      ASSETS
                      ------
CURRENT ASSETS
     Cash                                        $       40,050   $      36,814
     Accounts receivable, less allowance
        for doubtful accounts  of $33,813
        and $25,222, respectively                       137,615          98,786
     Inventories                                         86,214          85,196
     Prepaid expenses                                    20,877          24,506
     Other                                                  447           8,500
                                                 --------------   --------------

           TOTAL CURRENT ASSETS                         285,203         253,802
                                                 --------------   --------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization
     of $239,974 and $132,640, respectively             337,855         307,015
                                                 --------------   --------------

OTHER ASSETS
     Deposits                                            10,292          17,004
     Patents and trademarks, net of
        accumulated amortization of
        $48,630 and $30,778, respectively               464,059         390,623
     Other                                                1,748               -
                                                 --------------   --------------

           TOTAL OTHER ASSETS                           476,099         407,627
                                                 --------------   --------------


           TOTAL ASSETS                          $    1,099,157   $     968,444
                                                 ==============   ==============


                                    Continued










     See accompanying notes to condensed consolidated financial statements.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                  September 30,    December 31,
                                                      2006             2005
                                                 --------------   --------------
         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

CURRENT LIABILITIES
     Accounts payable                            $      546,446   $     443,769
     Accrued expenses                                   165,888         114,161
     Area development rights deposits                         -         856,790
     Accrued interest                                   231,517          21,003
     Current portion of deferred revenue                494,632         140,172
     Current portion of capital lease
        obligations                                       3,626           3,377
     Convertible notes payable to stockholders,
        net of discount of $141,202 and
        $219,174, respectively                        1,158,113         280,826
     Convertible line of credit borrowings
        from stockholder                              1,967,832               -
     Related party notes payable                        579,147         620,526
     Notes payable                                      100,000               -
                                                 --------------   --------------

           TOTAL CURRENT LIABILITIES                  5,247,201       2,480,624
                                                 --------------   --------------

DEFERRED REVENUE, less current portion                  398,890         304,575
                                                 --------------   --------------

CAPITAL LEASE OBLIGATIONS, less current portion           8,474          11,225
                                                 --------------   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred Stock, par value $.001;
        authorized 30,000,000 shares,
        no shares issued                                      -               -
     Common Stock, par value $.001;
        authorized 70,000,000 shares,
        30,635,273 and 29,260,273 shares
        outstanding, respectively                        30,635          29,260
     Additional paid-in capital                       8,787,050       6,797,476
     Deferred compensation                             (342,593)              -
     Accumulated deficit                            (13,030,500)     (8,654,716)
                                                 --------------   --------------

           TOTAL STOCKHOLDERS' DEFICIT               (4,555,408)     (1,827,980)
                                                 --------------   --------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
           DEFICIT                               $    1,099,157   $     968,444
                                                 ==============   ==============




     See accompanying notes to condensed consolidated financial statements.

                                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                 Three months ended                   Nine months ended
                                           September 30,                       September 30,
                                               2006              2005              2006              2005
                                         ----------------   ---------------   ---------------   ---------------
SALES
     Product sales                       $        192,652   $       202,201   $       831,010   $       896,667
     License fees and other revenue               148,070            50,017           352,548           142,105
     Royalties                                        186            10,500            26,200            31,500
                                         ----------------   ---------------   ---------------   ---------------
         NET SALES                                340,908           262,718         1,209,758         1,070,272
                                         ----------------   ---------------   ---------------   ---------------

OPERATING EXPENSES
     Cost of goods sold                           229,799           196,418           888,745           924,999
     General and administrative                   388,595           450,349         2,217,168         1,248,392
     Sales and marketing                          344,295           314,973         1,002,231         1,386,551
     Research and development                       8,051           413,716            65,078           461,151
                                         ----------------   ---------------   ---------------   ---------------

         TOTAL OPERATING EXPENSES                 970,740         1,375,456         4,173,222         4,021,093
                                         ----------------   ---------------   ---------------   ---------------

         OPERATING LOSS                          (629,832)       (1,112,738)       (2,963,464)       (2,950,821)
                                         ----------------   ---------------   ---------------   ---------------

OTHER INCOME (EXPENSE)
     Other income (expense)                          (286)           (2,338)           18,406            11,865
     Interest income                                    -               371                 5               747
     Loss on extinguishment of debt                     -                 -          (598,457)         (449,871)
     Interest expense                            (176,708)           (9,474)         (832,274)          (31,992)
                                         ----------------   ---------------   ---------------   ---------------

         TOTAL OTHER (EXPENSE), NET              (176,994)          (11,441)       (1,412,320)         (469,251)
                                         ----------------   ---------------   ---------------   ---------------

         LOSS BEFORE PROVISION FOR
             INCOME TAXES                        (806,826)       (1,124,179)       (4,375,784)       (3,420,072)

         Provision for income taxes                     -              (930)                -            (1,730)
                                         ----------------   ---------------   ---------------   ---------------

         NET LOSS                         $      (806,826)  $    (1,125,109)  $    (4,375,784)  $    (3,421,802)
                                         ================   ===============   ===============   ===============

         NET LOSS PER COMMON SHARE,
             BASIC AND DILUTED            $         (0.03)  $         (0.04)  $         (0.15)  $         (0.12)
                                         ================   ===============   ===============   ===============

         WEIGHTED AVERAGE NUMBER OF
             COMMON SHARES OUTSTANDING,
                 BASIC AND DILUTED             30,548,588        29,026,112        29,994,797        28,066,176
                                         ================   ===============   ===============   ===============





                     See accompanying notes to condensed consolidated financial statements.


                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Nine months ended
                                                          September 30,
                                                     2006              2005
                                                ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $    (4,375,784)  $  (3,421,802)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                     131,655          74,531
      Provision for losses on accounts
        receivable                                        8,591               -
      Loss on sale of assets                              1,077           2,338
      Interest expense from debt beneficial
        conversion feature                              548,650               -
      Interest expense recorded as an increase
         to convertible notes payable                    38,959               -
      Loss on extinguishment of debt                    598,457         449,871
      Amortization of deferred compensation             459,541               -
      Issuance of stock for consulting services           7,500               -
      Issuance of stock for compensation                 19,000
      Gain on forgiveness of liability                   (9,656)        (14,203)
  (Increase) decrease in operating assets, net
     of effect of acquisition:
      Accounts receivable                               (13,711)         12,804
      Inventories                                        42,127         (55,134)
      Prepaid expenses                                    6,176          (7,659)
      Other current assets                                6,305            (709)
      Deposits                                            7,097          (2,982)
  Increase (decrease) in operating liabilities,
     net of effect of acquisition:
      Accounts payable                                   17,568         299,312
      Accrued expenses                                   60,453          59,691
      Accrued interest                                  243,703          24,196
      Area development rights deposits                   (6,790)        870,300
      Deferred revenue                                  644,735         173,873
                                                 --------------   --------------

         NET CASH USED IN OPERATING ACTIVITIES       (1,564,347)     (1,535,573)
                                                 --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of franchise, net of cash acquired          (134,742)              -
  Purchase of area development rights                   (15,000)              -
  Purchase of property and equipment                    (33,860)        (90,036)
  Proceeds from sale of assets                            1,355           4,415
  Increase in patents and trademarks                    (91,288)       (101,541)
                                                 --------------   --------------

         NET CASH USED IN INVESTING ACTIVITIES         (273,535)       (187,162)
                                                 --------------   --------------



                                   Continued




     See accompanying notes to condensed consolidated financial statements.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible notes
    payable to stockholders                      $    1,880,000   $     750,000
  Principal payments on notes payable                   (36,379)              -
  Principal payments on capital lease
    obligations                                          (2,503)        (31,907)
  Proceeds from sale of common stock                          -         575,970
                                                 --------------   --------------

         NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                   1,841,118       1,294,063
                                                 --------------   --------------

         INCREASE (DECREASE)  IN CASH                     3,236        (428,672)

         CASH AT BEGINNING OF PERIOD                     36,814         523,072
                                                 --------------   --------------

         CASH AT END OF PERIOD                   $       40,050   $      94,400
                                                 ==============   ==============
 -------------------------------------------------------------------------------
CASH PAID DURING THE PERIOD FOR
     Interest                                    $          962   $      15,863
     Income taxes                                $            -   $       1,730

Supplemental schedule of non-cash investing and financing activities during the nine months ended September 30, 2006:

On January 10, 2006, the Company exchanged $750,000 recorded as area development rights deposits for an unsecured convertible note payable to a significant stockholder. As required by the exchange agreement, the Company added an amount of $38,959 to the principal of the convertible note payable, which represented the interest that would have been earned on the deposit had it been an interest bearing note when the deposit was received by the Company. The Company also recorded a beneficial conversion feature of $362,921 which was immediately expensed because the convertible note payable is due on demand.

Effective as of February 6, 2006, the Company entered into an exchange agreement with a significant stockholder (see Note 6). The Company recorded non-cash interest expense of $10,356 that was included in the principal amount of the replacement notes as of February 6, 2006. In connection with the exchange agreement, the Company recorded a loss on extinguishment of debt of $98,457 which included the allocation of the extinguishment proceeds between the beneficial conversion feature, the extinguishment of the convertible security, and the value of the common shares issued to effect the exchange. The Company recorded a beneficial conversion feature of $306,213 related to the replacement notes which will be amortized over the life of the replacement notes.

On February 28, 2006, the Company issued a promissory note to a member of the Board of Directors who is also a significant stockholder in the principal amount of $178,452 in settlement of a promissory note dated November 30, 2005 payable to the Director maturing on February 28, 2006 in the principal amount of $175,000, with $3,452 of non-cash accrued interest. This note was exchanged as part of the line of credit agreement entered into on May 11, 2006 (see Note 7).


                                   Continued


     See accompanying notes to condensed consolidated financial statements.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


On May 9, 2006, the Company acquired a franchise store with a net book value of $172,580 for cash consideration of $135,000 and a promissory note totaling $37,580 (see Note 4). Also on May 9, 2006, the Company purchased area development rights for cash consideration of $15,000, a promissory note totaling $60,000, and a warrant to purchase 150,000 shares of the Company's common stock, which had a fair value of $93,181.

On June 23, 2006, the Company exchanged $100,000 recorded as an area development rights deposit for an unsecured note payable to an unrelated party. As part of the transaction and as required by the agreement, the Company recorded $8,056 of interest expense, which is accrued but not yet paid as of September 30, 2006. The terms of the area development rights deposit require that the Company accrue interest from the date of the original deposit should the Company fail to timely formulate the area development agreement.

Supplemental schedule of non-cash investing and financing activities during the nine months ended September 30, 2005:

In connection with the repayment of notes payable to related parties, the Company issued 1,000,000 shares of its common stock valued at $966,000 in full settlement of loan balances totaling $500,000 plus $16,129 in accrued interest. As a result of this transaction, the Company recorded a loss on extinguishment of debt of $449,871 representing the difference between the fair value of the common stock on the settlement date and the loan balances.

The Company acquired equipment totaling $38,125 for which payment had not been made as of September 30, 2005, and which is included in accounts payable.



     See accompanying notes to condensed consolidated financial statements.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      Basis of Presentation and Recent Accounting Pronouncements
---      ----------------------------------------------------------


         The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting and in accordance with the instructions to Form 10-QSB. These financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles and should, therefore, be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position and consolidated results of operations have been included. Certain amounts in the prior periods have been reclassified for comparability to the current year's presentation. These reclassifications have no effect on net loss or total stockholders' deficit. The interim operating results are not necessarily indicative of the results for the full year ending December 31, 2006.

         In September 2006, the FASB issued SFAS No. 157, entitled Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories [level 3], including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of SFAS No. 157 will not have a material impact on it's consolidated financial statements.

         In  July  2006,  the  FASB  issued  FIN  48,  entitled  Accounting  for
         Uncertainty  in Income  Taxes.  FIN 48  clarifies  the  accounting  for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, entitled Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the impact this Interpretation will have on it's consolidated financial statements. This Interpretation will be effective for the Company's financial statements for the fiscal year beginning January 1, 2007.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)      Net Loss Per Common Share
         -------------------------

         The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which requires the calculation of basic and diluted net loss per common share. Basic net loss per common share ("basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share
         ("diluted EPS") is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding. The computation of diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. The Company had a net loss for all periods presented herein; therefore, none of the stock options and convertible debt instruments outstanding during the periods presented, as discussed in Notes 6, 7 and 8, were included in the computation of diluted net loss per common share as they were anti-dilutive.

         Common share equivalents consist of shares issuable upon the exercise of common stock options and shares issuable upon conversion of convertible debt. As of September 30, 2006 and 2005, there were 8,867,316 and 1,480,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive.

(3)      Going concern
         -------------

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $13,030,500 through September 30, 2006 and a net loss of $806,826 for the three months ended September 30, 2006. As of September 30, 2006, the Company had total cash available of $40,050 and a working capital deficit of $4,961,998 (total current assets of $285,203 less total current liabilities of $5,247,201).

         The above factors raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, during the nine months ended September 30, 2006, the Company has received cash advances pursuant to a $2,000,000 line of credit agreement as described in Note
         7. As of August 2, 2006, the line of credit, including the related accrued expense, had been fully utilized and no agreement has been put in place to advance additional cash to the Company. Consequently, the Company will need to obtain financing from other sources if it is to continue as a going concern. The need for that additional financing is critical as the Company has minimal cash and has high levels of debt including a convertible line of credit with a stockholder of $1,967,832, notes payable of $100,000, related party notes payable of $579,147, and convertible notes payable to stockholders of $1,158,113 as of September 30, 2006. Of these amounts, $1,444,485 is due on demand. On August 28, 2006, $788,959 of the convertible notes payable to stockholders was demanded by the note holder. The Company has insufficient funds to satisfy this demand or any other demand. The creditor may determine to take action to render the Company insolvent.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)      Going concern (continued)

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

         Management's plans to improve the Company's liquidity position include raising additional capital through the sale of equity securities or issuance of debt. During the nine months ended September 30, 2006, the Company did not issue any of its shares of common stock for cash. The Company received $1,770,000 of cash in exchange for convertible notes payable to stockholders and a line of credit with a stockholder, $110,000 of cash in exchange for notes payable from related parties, and $805,000 of cash for international area development rights.

         The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(4)      Acquisition of franchise store
         ------------------------------

         On May 9, 2006, the Company consummated the acquisition of a franchise store from the Business Retail Group, LLC (the "Retail Group") owned by Mike Glauser, the Company's Vice President of Retail Operations, and his wife. The Company had previously entered into a franchise agreement with the Retail Group pursuant to which the Retail Group had opened the franchise store.

         The purchase price of $172,580 consisted of cash paid at closing of $135,000 and an additional cash payment of $37,580 upon determination of the net book value of the net assets purchased.

         The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

                                                                Amounts

                                                          -------------------

         Cash acquired                                    $              258
         Other tangible assets acquired                              193,010
         Liabilities assumed                                         (20,688)
                                                          -------------------

                                                          $          172,580
                                                          ===================

         The fair value of the assets purchased was determined to equal their net book value due to the short period of time the assets had been held by the Retail Group. The operations of the franchise store subsequent to May 9, 2006 have been included in the condensed consolidated financial statements of the Company. This transaction is not a material business combination; therefore, no pro forma results are required under SFAS No. 141, "Business Combinations."

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)      Inventories
         -----------

         As of September 30, 2006, inventories consist of the following:

                                                             September 30,
                                                                 2006
                                                          ------------------

         Floral products                                  $           15,236
         Non-floral products                                          42,226
         Embossing supplies                                           24,475
         Shipping materials                                            4,277
                                                          ------------------

                Total inventories                         $           86,214
                                                          ==================

(6)      Convertible notes payable to stockholders
         -----------------------------------------

         Development   Loan.   Effective   January  10,  2006,  an  area  rights
         development deposit totaling $788,960, representing $750,000 in principal and $38,960 in accrued interest, was exchanged for a convertible note payable to stockholder. The note payable is unsecured, bears interest at 12% per annum, and is convertible into common shares of the Company at the conversion rate of $0.50 per common share. A beneficial conversion feature of $362,921 was recorded in connection with the note payable. Because the note payable is due on demand, the beneficial conversion feature was recognized immediately. On August 28, 2006, the note holder demanded repayment of by the note. The Company has insufficient funds to satisfy this demand.

         Exchange Agreement. Effective as of February 6, 2006, the Company entered into an exchange agreement with a significant stockholder pursuant to which the Company issued the significant stockholder two promissory notes in exchange for and in cancellation of the promissory notes the Company issued to the significant stockholder on November 14, November 29 and December 30, 2005. The principal amount of these replacement notes totaled $510,356 in the aggregate, and each replacement note was in the principal amount of $255,178. The replacement notes bear interest at an annual rate of 12% and mature on December 31, 2006. The principal and accrued interest of the replacement notes are convertible at the option of the holder at any time into common shares of the Company at the conversion rate of $0.50 per common share, subject to any share splits or reclassifications.

         As additional consideration in exchanging these notes, the Company agreed to issue to the holder of the replacement notes a total of 250,000 shares of unregistered common stock of the Company, equally apportioned between each replacement note. The fair value of the common shares was $200,000 and in accordance with Emerging Issues Task Force
         (EITF) Issue 96-19, the exchange of the notes was considered to result in a substantially different debt instrument. Accordingly, the transaction was accounted for as a debt extinguishment of the original notes and the new notes were recorded at fair value. As of the date of extinguishment, the Company recorded a loss on extinguishment of debt of $98,457.

         The Company recorded a beneficial conversion feature of $306,213 related to the replacement notes which will be amortized and recognized as interest expense over the life of the replacement notes.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(7)      Convertible line of credit with stockholder
         -------------------------------------------

         On May 11, 2006, the Company entered into a line of credit agreement ("Credit Agreement") with Dos Lagos, LLC, a Utah limited liability company whose sole member is a significant stockholder and who is also a member of the Board of Directors ("Lender"), pursuant to which the Company issued Lender a promissory note in exchange for and in cancellation of, the promissory notes the Company issued to the Lender on January 10, February 10, February 28, March 20, March 29, April 26 and May 10, 2006. The principal amount of the replacement note totaled $1,287,832 as of May 11, 2006, which included $19,380 in accrued interest on the original promissory notes. The Credit Agreement establishes a line of credit for a period extending to December 31, 2006 (the "Maturity Date"), for up to $2 million. All sums advanced by the Lender to the Company on the line of credit or pursuant to the terms of the Credit Agreement shall become part of the principal of the replacement note and shall bear interest from the date each advance is made until paid in full at an interest rate of ten percent (10%) per annum. The principal and accrued interest of the replacement note is convertible at the option of the Lender on the Maturity Date into common shares of the Company at the conversion rate of $0.50 per common share. As additional consideration for entering into the Credit Agreement, the Company agreed to issue to the Lender a total of 1,000,000 shares of unregistered common stock of the Company. The fair value of the common shares was $500,000 and in accordance with EITF Issue No. 96-19, the exchange of the notes was considered to result in a substantially different debt instrument. Accordingly, the transaction was accounted for as a debt extinguishment of the original notes and the new note was recorded at fair value. As of the date of extinguishment, the Company recorded a loss on extinguishment of debt of $500,000.

         Subsequent to May 11, 2006 when the Credit Agreement was established and before September 30, 2006, the Company received additional advances pursuant to the Credit Agreement totaling $680,000 resulting in total convertible notes payable to the Lender of $1,967,832 as of September 30, 2006. As of August 6, 2006, when the last advance was made, the total of the sums advanced pursuant to the credit agreement and accrued on those sums exceeded the $2 million credit limit, thus exhausting the line of credit.

(8)      Stock-based compensation
         ------------------------

         Prior to January 1, 2006, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation expense had been reflected in the Company's statements of operations as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(8)      Stock-based compensation (continued)
         ------------------------------------

         The Company adopted SFAS No. 123R effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using an option-pricing model. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS 123R using the modified prospective transition method, which is explained below.

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

         The fair value of stock options is determined at the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on U.S. Treasury interest rates. The dividend yield on the Company's common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. The market price volatility of the Company's common stock is based on the historical volatility of the stock. The expected life of the options is based on the Company's historical experience of stock option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company also estimates the expected rate of stock option forfeitures separately for officers and directors and for employees based on the historical experience of options forfeiture in each class of employee and the difference between the Company's stock price as of September 30, 2006 and the weighted average exercise price of outstanding options as of that date.

         The following table summarizes stock option activity pursuant to the Company's 2004 Speaking Roses Equity Incentive Plan (the "Plan") for the nine months ended September 30, 2006. Under the Plan, 5,000,000 shares of the Company's common stock are available for issuance. With one exception, options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of the Company's common stock on the date the option was granted and no option has a term in excess of ten years. The Company made one option grant of 150,000 shares to the Company's former Chief Executive Officer pursuant to a separation agreement with an exercise price of $.25 per share on a day when the Company's common stock closed at $.45 per share. All options vested and became exercisable either on the date of grant or commencing either six or 12 months from the option grant date.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(8)      Stock-based compensation (continued)
         ------------------------------------

                                                                        Weighted Average
                                                    Weighted Average    Contractual Life      Aggregate
                                    Options         Exercise Price          in Years       Intrinsic Value*
                                    -------         ----------------    ----------------   ----------------
Outstanding, December 31, 2005      1,450,000        $      1.32

    Granted                         1,580,000               0.53
    Exercised                               -                  -
    Canceled                       (1,045,000)              1.10
                 -------
                 -------

Outstanding, September 20, 2006     1,985,000               0.81                9.10            $      -

Exercisable, September 30, 2006       905,000               0.99                8.69                   -


         * The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company's stock was $0.16 per share as of September 30, 2006.

         The weighted-average fair value of options granted during the third quarter of 2006 was determined to be $0.18, based on the following weighted-average assumptions:

                Dividend yield                              --
                Expected volatility                        172%
                Risk-free interest rate                    4.7%
                Expected life of option (years)            6.0



         The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable as of September 30, 2006:

                       Options Outstanding                Options Exercisable
             -------------------------------------    -------------------------
                                        Weighted                    Weighted
                          Remaining     Average                     Average
Exercise     Options     Contractual    Exercise     Options        Exercise
 Prices    Outstanding   Life (Years)    Price     Exercisable       Price
--------   -----------   ------------   ---------  -----------      --------

$  0.19      400,000         9.98       $ 0.19              -        $ 0.19
   0.25      150,000         9.68         0.25        150,000          0.25
   0.70      615,000         9.41         0.70        100,000          0.70
   0.71      300,000         8.56         0.71        300,000          0.71
   1.50       50,000         8.85         1.50         12,500          1.50
   1.60      300,000         8.15         1.60        300,000          1.60
   1.70      170,000         8.06         1.70         42,500          1.70
           ---------                                  -------

           1,985,000                                  905,000
           =========                                  =======

Weighted Average             9.10         0.81                         0.99

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(8)      Stock-based compensation (continued)
         ------------------------------------

         Stock based compensation expense recognized under SFAS 123R for the three months ended September 30, 2006 increased wages, salaries and benefits expense and net loss by $62,452, or $0.002 per basic and diluted share, and by $459,541, or $.015 per basic and diluted share for the nine months ended September 30, 2006. There was no stock-based compensation expense capitalized as of September 30, 2006. As of September 30, 2006, $342,593 of compensation expense related to unvested stock options and warrants attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

         SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as an operating cash flows as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flows remain unchanged from what would have been reported under prior accounting rules.

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

         The following table illustrates the pro forma effect on net loss and net loss per common share for the three months and nine months ended September 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123:

                                             Three Months       Nine Months
                                                 Ended            Ended
                                             September 30,     September 30,
                                                 2005              2005
                                           -----------------------------------
Net loss as reported                        $  (1,125,109)    $    (3,421,802)
Deduct total stock-based employee
   compensation expense determined under
   SFAS 123, net of tax in 2005                   (40,680)           (109,352)
                                           -----------------------------------

Pro forma net loss                          $  (1,165,789)    $    (3,531,154)
                                           ===================================

Net loss per common share (basic
 and diluted):
   As reported                              $       (0.04)    $         (0.12)
   Pro forma                               ===================================
                                            $       (0.04)    $         (0.13)
                                           ===================================

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(9)      Commitments and contingencies
         -----------------------------

         On May 26, 2006, John W. Winterholler tendered his resignation as the Chief Executive Officer of the Company, effective as of June 1, 2006. In connection with his resignation, the Company entered into a separation agreement with Mr. Winterholler and provided him with 13 months of base salary, which amounts to $162,500, payable in accordance with the Company's standard payroll practices and subject to required withholdings and certain insurance benefits. The entire $162,500 was recorded as compensation expense during the three months ended June 30, 2006. Of this amount, $112,500 remained as an accrued expense as of September 30, 2006.

(10)     Related party transactions
         --------------------------

         On September 18, 2006, the Company issued 100,000 shares of its $.001 par value common stock to the Company's new Chief Executive Officer ("CEO") as partial compensation for the CEO's agreement to serve in that capacity.

         For the three months ended September 30, 2006 and 2005, the Company paid management and consulting fees and other expenses totaling $57,023 and $14,669, respectively, and $172,306 and $73,497 for the nine months ended September 30, 2006 and 2005, respectively, to related parties or to companies controlled by affiliates of certain principal stockholders of the Company. As of September 30, 2006, the Company had amounts payable to those entities totaling $13,298 recorded in accounts payable and an additional $216,524 recorded in accrued interest. As of September 30, 2006, the Company has accounts receivable from the son of a member of the board of directors totaling $15,734 pursuant to a franchise agreement representing expenses for franchise store equipment and supplies.

         Debt Arrangements. As of September 30, 2006, the Company has an unsecured demand note payable to Mr. Bob Warfield, who is a member of the Company's Board of Directors, with a principal amount of $250,000. The note bears simple interest at an annual rate of 8%.

         As of September 30, 2006, the Company has demand notes payable, which are unsecured, to Mr. Blaine Harris, who is the Company's Chairman of the Board of Directors, with principal amounts totaling $195,526. The notes bear simple interest at an annual rate of 8%.

         As of September 30, 2006, the Company has a convertible line of credit with Dos Lagos, LLC, a Utah limited liability company whose sole member is Mr. Roland N. Walker, a significant stockholder who is also a member of the Board of Directors, with a principal amount of $1,967,832. The note is unsecured and bears simple interest at an annual rate of 10% (see Note 7). The Company also has unsecured notes payable with Dos
         Lagos, LLC with principal amounts totaling $80,000. These notes bear simple interest at 10% and are due upon demand.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(10)     Related party transactions (continued)
         --------------------------------------

         As of September 30, 2006, the Company has a demand note payable to Terrell A. Lassetter, who was the Company's Chief Executive Officer at the time of issuance, with a principal amount of $30,000. This note is unsecured and bears simple interest at an annual rate of 10%.

         As of September 30, 2006, the Company has convertible notes payable to Mr. Steven F. Hanson, who owns more than 5% of the Company's common stock with principal amounts totaling $1,044,137. The notes are unsecured and bear simple interest at an annual rate of 12%. The holder of the notes may convert any portion of the principal and accrued interest for shares of the Company's common stock at $0.50 per share at any time prior to payment (see Note 6). On August 28, 2006, the Company received a letter from Mr. Hanson demanding payment of the principal and accrued interest of the note payable. The Company has insufficient funds to satisfy this demand.

         For the three and nine  months  ended  September  30,  2006,  the total
         amount  of  interest   expense  paid  to  or  accrued  for  loans  from
         stockholders was $95,914 and $228,710, respectively.

         Franchise Agreement. The Company entered into a franchise agreement with T. A. Lassetter, Jr. who is the son of Ted Lassetter, a member of the Company's Board of Directors, the chairman of the Compensation Committee of the Board, and the Company's acting Chief Financial Officer. The franchise agreement allows the franchisee to open a retail store under the Speaking Roses name using the Company's technology. The Company will receive continuing royalties from the store and will act as the wholesaler of floral and other products to the store. The retail store opened in July 2006. The Company's Board of Directors determined to waive the franchise fee for this franchise agreement.

         Additionally, the Company's Board of Directors has determined to waive the franchise fee for any director who chooses to open a Speaking Roses' franchise store, for up to 10 stores.

         Franchise and Area Development Agreements. The Company acquired the area development rights described in the Area Development Agreement (the "Development Agreement") with Business Retail Group, LLC (the "Retail Group") owned by Mike Glauser, the Company's Vice President of Retail Operations, and his wife. The Development Agreement permitted the area developer to refer potential franchisees to the Company and to share in any franchise fees paid by franchisees in Utah and Clark County, Nevada. The Company granted the Retail Group these rights in exchange for research and development consulting services provided to the Company for its retail expansion. During the nine months ended September 30, 2006, the Company also purchased all of the Retail Group's rights, title and interest in the business and assets comprising the operations of the franchise store thereby terminating the franchise agreement as described in Note 4.

         Sales and Marketing. During the three months ended September 30, 2006, the Company retained Chad Harris as an independent contractor to manage its sales and marketing activities. Mr. Harris is the son of Blaine Harris, the Company's Chairman of the Board of Directors.

               SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(11)     Subsequent events
         -----------------

         Promissory Notes. On October 12, 2006, the Company issued a promissory note to Roland N. Walker ("Walker"), a director of the Company and significant shareholder, for $82,000 of cash proceeds. The note is unsecured and bears interest at an annual rate of 10%, and is due upon demand.

         On October 30, 2006, the Company issued a promissory note to Walker, which is secured by certain intellectual property, for $181,000 of cash proceeds. The note bears interest at an annual rate of 10%, and matures on February 1, 2007.

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

We have recently developed a retail distribution model and have begun to offer area development and franchise rights for sale in those jurisdictions which do not require regulatory approval. In order to improve our retail distribution model, during the nine months ended September 30, 2006, we purchased the assets of our first franchise store and entered into an agreement with an operator of grocery stores to manage the floral operations of one of its stores in exchange for store rent based on the gross floral sales of the store. We intend to pursue similar agreements with this and other comparable operators in support of our retail distribution outlets. We have also licensed the technology and equipment to exclusive licensees in international markets and we are beginning to offer area development and franchise rights for sale internationally.

Set forth below are comparisons of financial statement information for the three and nine months ended September 30, 2006 and September 30, 2005. Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



A summary of our significant accounting policies is provided in our annual report on Form 10-KSB for the year ended December 31, 2005. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

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

Stock-based compensation - The Company adopted SFAS No. 123R effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS 123R using the modified prospective transition method, which is explained below.

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

The fair value of stock options is determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on U.S. Treasury interest rates. The dividend yield on the Company's common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. The market price volatility of the Company's common stock is based on the historical volatility of the stock. The expected life of the options is based on the Company's historical experience of stock option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company also estimates the expected rate of stock option forfeitures separately for officers and directors and for employees based on the historical experience of options forfeiture in each class of employee and the difference between the Company's stock price as of September 30, 2006 and the weighted average exercise price of outstanding options as of that date.

Results of Operations

Sales
-----

Sales for the three and nine months ended September 30, 2006 were $341,000 and $1,210,000, respectively, compared to sales of $263,000 and $1,070,000 for the same periods in the prior year. Product (flower) sales were $831,000 for the nine months ended September 30, 2006 and $897,000 for the comparable period in 2005. License fees and other revenue were $353,000 for the nine months ended September 30, 2006 and $142,000 for the comparable period in 2005. Royalties were $26,000 for the nine months ended September 30, 2006 and $32,000 for the nine months ended September 30, 2005. The decrease of $66,000 in product sales, the increase of $211,000 in license fees and other revenue, and the decrease of $6,000 in royalties for the two comparable nine-month periods are all attributable to our increasing emphasis on licensing and franchising both domestically and internationally while striving to sustain and grow our direct product sales, even though we have allocated proportionately fewer resources toward that effort.

During the nine months ended September 30, 2006, we entered into several new international license agreements. In each case, the licensee paid us a non-cancelable fee and was granted a license to use our technology to distribute imprinted floral products within a geographical region for initial periods of 2 to 4 years. Revenue for these license agreements is initially deferred and is recognized over the life of the license agreement. These agreements provide licenses with respect to the countries of South Africa, Namibia, Botswana, Swaziland, Lesotho, Zimbabwe, Mozambique, Spain, Portugal, India, Kenya, Russia and Singapore.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



Cost of goods sold
------------------

Cost of goods sold for the three and nine months ended September 30, 2006 were $230,000 and $889,000, respectively, compared to $196,000 and $925,000 for the same periods in the prior year. Cost of goods sold consisted primarily of purchases of roses and the labor and supplies necessary to emboss and ship them. The overall decrease in cost of goods sold for the two comparative nine-month periods is attributable to the decrease in product sales discussed previously. The ratio of cost of goods sold as a percentage of product sales increased between the two comparative three-month periods and between the two comparative nine-month periods. The unfavorable ratio is much higher than our targets due to the fact that we have invested in production capability anticipating higher sales which have not materialized as projected.

General and administrative
--------------------------

General and administrative expenses for the three and nine months ended September 30, 2006 were $389,000 and $2,217,000, respectively, compared to $450,000 and $1,248,000 for the same periods in the prior year. The increase in general and administrative expenses when comparing the two nine-month periods totals $969,000. The majority of this increase consists of $480,000 of compensation expense due to our adoption of SFAS No. 123R which requires us to expense the fair value of stock options granted to employees in exchange for employee services (previously, we had not recognized such expense but had provided disclosure on a pro forma basis); $162,000 in severance expense to our former chief executive officer; $98,000 increase in consulting and legal fees incurred in support of our increasing focus on franchising and retailing; $66,000 increase due to an increase in our executive staff payroll including a new president and chief executive officer, chief financial officer, chief operating officer; and $60,000 in increased auditing fees due to a change in our independent registered public accounting firm.

Sales and marketing
-------------------

Sales and marketing expenses for the three and nine months ended September 30, 2006 were $344,000 and $1,002,000, respectively, compared to $315,000 and $1,387,000 for the same periods in the prior year. The decrease in sales and marketing expenses between the two comparative nine-month periods is due to a reduction in our sales and marketing personnel and other associated expenses which were not expected to benefit us in the execution of our retailing strategy. The decrease in direct product sales is partly attributable to the decrease in these expenses as we have shifted the focus of our sales efforts.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



Research and development
------------------------

Research and development expenses for the three and nine months ended September 30, 2006 were $8,000 and $65,000, respectively, compared to $414,000 and $461,000, respectively, for the same periods in the prior year. The decrease in research and development expenses for the three and nine-month comparative periods is due to a significant investment in research and development expenses incurred during 2005 associated with the development of the Company's retailing strategy.

Other income (expense)
----------------------

Other expense for the three and nine months ended September 30, 2006 was $177,000 and $1,412,000, respectively, compared to $11,000 and $469,000, respectively, for the same periods in the prior year. The increase in other expense for the nine-month comparative periods is due to losses on extinguishment of debt, significantly increased interest expense due to the increased interest bearing debt that the Company has incurred, the recording of beneficial conversion features associated with the restructuring of certain loans payable to shareholders, the amortization of beneficial conversion features recorded in earlier periods, and the recognition of interest expense for a beneficial conversion feature associated with the exchange of area development rights deposits for a note payable.

Net loss
--------

Our net loss for the three and nine months ended September 30, 2006 was $807,000 or $.03 per common share, and $4,376,000 or $.15 per common share, respectively, compared to $1,125,000 or $.04 per common share, and $3,422,000 or $.12 per common share, for the same periods in the prior year. The increase in our net loss for the nine-month comparative periods is due primarily to increased interest expense and losses on extinguishment of debt as discussed previously.

Liquidity and Capital Resources

Cash
----

We had cash of $40,000 held in demand deposits as of September 30, 2006 to fund operations and capital expenditures. We will require additional financing. If we acquire that funding through the issuance of equity or convertible securities, our shareholders may experience dilution in the value per share of their equity securities. If we acquire the funding through the issuance of debt, that financing could result in a substantial portion of our cash flows from operating activities, if any, being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. We can give no assurances that we will be able to obtain additional financing, either through debt or equity, on terms that are acceptable to us, or at all. Accordingly, unless we are able to operate profitably, we can give no assurance that we have or will have sufficient capital resources or liquidity to satisfy working capital and operating requirements.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



Cash flows
----------

Cash flows used in operating activities were $(1,564,000) and $(1,536,000) for the nine months ended September 30, 2006 and 2005, respectively. Because our operating cash flows are currently insufficient to fund our operations, we have relied on funding from our directors and stockholders, as described below.

Capital expenditures
--------------------

Capital expenditures totaled $274,000 for the nine months ended September 30, 2006, up from $187,000 for the nine months ended September 30, 2005. Capital expenditures during the nine months ended September 30, 2006 were primarily for computer equipment, computer software, furniture and fixtures, patent and trademark applications and the purchase of the franchise store as described in
Note 4 of the condensed consolidated financial statements presented in this Form 10-QSB.

Financing
---------

As of the date of this Form 10-QSB, we have been unable to obtain financing from external sources under terms which we deem to be reasonably acceptable, and the revenues generated from our operations are insufficient for our current needs. Consequently, certain of our directors and shareholders have extended debt and convertible debt financing to us as described in Notes 6 and 7 to our condensed consolidated financial statements. During the three months ended March 31, 2006, we received $740,000 in loans from a member of the Board of Directors who is also a significant stockholder (the "Lender"). During the three months ended June 30, 2006, we received an additional $650,000 from the Lender. During the three months ended September 30, 2006, we received an additional $460,000 from the Lender. The total of $1,850,000 in new loans to the Lender during the nine months ended September 30, 2006 has materially increased the amount of our total debt. The Lender has only agreed to advance minimal additional amounts, but not enough to satisfy our needs. Consequently, we will need to obtain financing from other sources if we are to continue as a going concern.

The need for that additional financing is critical given our minimal cash balance and our high levels of debt including a convertible line of credit with a stockholder of $1,968,000, notes payable of $100,000, related party notes payable of $579,000, and convertible notes payable to stockholders of $1,158,000. Of these amounts, $1,434,000 is due on demand. On August 28, 2006, the Company received a letter from a note holder demanding payment of the principal and accrued interest of a note payable (see Note 6). The Company has insufficient funds to satisfy this or any other demand.

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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



We have not achieved quarterly or annual profits as either SRII or as Speaking Roses, LLC. Our ability to continue as a going concern is dependent upon our ability to generate future profits and to generate sufficient capital to meet our obligations as they come due. During the nine months ended September 30, 2006, we incurred a net loss of $4,376,000. Net cash flows used in operating activities during the nine months ended September 30, 2006 were $1,564,000. The above factors raise substantial doubt that the Company will be able to continue as a going concern.

Estimated capital expenditures for the three months beginning October 1, 2006 are approximately $75,000. We believe we will be able to minimize our capital and operating spending in the future by varying the extent of our licensing activities, hiring practices, geographical expansion, and marketing activities. If we elect to slow the speed, or narrow the focus, of our business plan, we may be able to reduce our capital expenditures and losses. Our actual ability to execute our proposed business plan will depend on a number of factors including:

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

Our actual costs and revenues can vary from the amounts that we expect or budget in our business plan, possibly materially, and those variations are likely to affect our ability to generate a profit and our need for additional financing. Accordingly, we can give no assurance that our actual debt and equity capital needs will not exceed the anticipated amounts that are available to us, including from our affiliates, directors, and stockholders, and new outside parties.

The unaudited condensed consolidated financial statements included herein have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The above factors raise substantial doubt that we will be able to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



Item 3. Controls and Procedures

In accordance with the rules promulgated under the Securities Exchange Act of 1934, our management has evaluated, with the participation of our president and Chief Executive Officer and our acting Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of the end of the fiscal quarter ended September 30, 2006 ("the Evaluation Date"). Based upon our evaluation of these disclosure controls, at the Evaluation date, we concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file under the 1934 Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations. Based on this evaluation, we concluded that our disclosure controls and procedures are not effective due to: 1) adjustments required to correct the accounting for certain debt and equity transactions which was also noted and previously disclosed in our annual report on Form 10-KSB as of December 31, 2005; and 2) failure to timely file certain Current Reports on Form 8-K. We are in the process of improving our internal control and related disclosures in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our audit committee and to our independent registered public accounting firm. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will continue to work with our independent registered public accounting firm and outside advisors to ensure that our controls and procedures are adequate and effective.

Our management, including our Chief Executive Officer and our acting Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cause. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and incidences of fraud, if any, within a company have been detected. These inherent limitations reflect the fact that judgments and decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes and conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, errors and fraud may occur and still not be detected.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company issued 250,000 shares of common stock to two accredited investors as additional consideration for entering into terms of an exchange agreement to restructure notes payable to stockholders.

During the three months ended June 30, 2006, the Company issued 1,000,000 shares of common stock to an accredited investor as additional consideration for entering into the terms of a $2,000,000 line of credit agreement ("the Credit Agreement") which establishes a line of credit for a period extending to December 31, 2006.

During the three months ended June 30, 2006, the Company issued 25,000 shares of common stock to an accredited investor as consideration for advisory services performed by the accredited investor (the "Advisor") pursuant to the Advisory Agreement dated January 6, 2006 (the "Agreement"), by and between the Company and Advisor as amended on June 29, 2006. The issuance of the shares is in exchange for and in cancellation of, the Company's commitment to issue 1,200,000 stock warrants previously contemplated by the Agreement.

During the three months ended September 30, 2006, the Company issued 100,000 shares of common stock to the Company's new Chief Executive Officer ("CEO") as partial compensation for the CEO's agreement to serve in that capacity.

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

None

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 10, 2006, the stockholders of the Company elected the following five directors for terms of office expiring at the annual meeting of stockholders in the year 2007:


-----------------------------------------------------------------------------
    Name                         For             Against          Abstentions
-----------------------------------------------------------------------------
Blaine Harris                 20,410,410         3,045,971                 0
-----------------------------------------------------------------------------
Rene Rodriguez                20,468,145         2,988,236                 0
-----------------------------------------------------------------------------
Roland N. Walker              20,500,242         2,956,139                 0
-----------------------------------------------------------------------------
Terrell A. Lassetter          20,468,145         2,988,236                 0
-----------------------------------------------------------------------------
Robert E. Warfield            20,452,145         3,004,236                 0
-----------------------------------------------------------------------------

The proposal for Tanner LC to serve as the Company's independent registered public accounting firm for the fiscal year ending December 30, 2006 was ratified. The votes were 23,432,323 (For); 24,028 (Against); and 30 (Abstentions).

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

(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended September 30, 2006:

          Report Filing Date                       Items Reported
          ------------------                       --------------
(a)       Current Report on Form 8-K filed         Departure of Directors or
          August 24, 2006                          Principal Officers; Election
                                                   of Directors; Appointment of
                                                   Principal  Officers regarding
                                                   the resignation of the
                                                   Company's Chief Financial
                                                   Officer.

(b)       Current Report on Form 8-K filed         Departure of Directors or
          September 1, 2006                        Principal Officers; Election
                                                   of Directors; Appointment of
                                                   Principal Officers regarding
                                                   the resignation of the
                                                   Company's Vice President of
                                                   Retail Operations.

                                                   Other Events regarding the
                                                   demand for payment from
                                                   Steven F. Hanson of a loan
                                                   to the Company including
                                                   accrued interest thereon.

(c)       Current Report on Form 8-K filed         Departure of Directors or
          September 11, 2006                       Principal Officers; Election
                                                   of Directors; Appointment of
                                                   Principal Officers regarding
                                                   the resignation of the
                                                   Company's Chief Executive
                                                   Officer and the appointment
                                                   of a new Chief Executive
                                                   Officer Unregistered Sale of
                                                   Equity Securities

SIGNATURES

In accordance with the requirements Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEAKING ROSES INTERNATIONAL, INC.

By:       /s/ Alan K. Farrell
          Alan K. Farrell
          President and Chief Executive Officer
Date:     November 20, 2006

By:       Terrell A. Lassetter
          Acting Chief Financial Officer
Date:     November 20, 2006

--------------------------------------------------------------------------------