Form 10KSB
period 2006-12-31
SPEAKING ROSES INTERNATIONAL INC
filed 2007-05-17
CIK 884321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   (Mark One)
      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006
                                       OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant had revenues of $1,600,960 during its most recent fiscal year. As of December 31, 2006, there were 35,456,889 common shares of the registrant outstanding.

Documents Incorporated By Reference

Certain information contained in the Notice and Proxy Statement for the Company's Annual Meeting of Shareholders for 2006 is incorporated by reference into Part III hereof.

                Speaking Roses International, Inc. and Subsidiary
                          Annual Report on Form 10-KSB
                        For Year Ended December 31, 2006

                                Table of Contents

                                                                            Page
                                                                            ----
                                     Part I

Item 1.    Description of Business ........................................   4

Item 2.    Properties ...................................................... 12

Item 3.    Legal Proceedings ............................................... 12

Item 4.    Submission of Matters to a Vote of Security Holders ............. 12

                                     Part II

Item 5.    Market for Common Equity and Related Stockholder Matters ........ 12

Item 6.    Management's Discussion and Analysis or Plan of Operation.........14

Item 7.    Financial Information............................................ 23

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure ............................. 46

Item 8A.   Controls and Procedures ......................................... 46

Item 8B.   Other Information ............................................... 46

                                    Part III

Item  9.   Directors, Executive Officers, Promoters, and Control
           Persons; Compliance with Section 16(a) of the Exchange Act ...... 47

Item 10.   Executive Compensation .......................................... 50

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters ...................... 56

Item 12.   Certain Relationships and Related Transactions .................. 58

Item 13.   Exhibits and Reports on Form 8-K ................................ 60

Item 14.   Principal Accountant Fees and Services .......................... 62

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Our Company

         Speaking Roses International, Inc. ("we" or "our"), is engaged in marketing, distributing and retailing embossed floral products. We are incorporated in Utah with our principal offices located at 404 Ironwood Drive, Salt Lake City, Utah, 84115. Our telephone number is 801.433.3900. We maintain a website at www.speakingroses.com.

         Our emphasis is on personalizing organic items, particularly roses, sold through our website, retail stores, and limited franchise operations. Our products are used in a variety of industries and for a variety of occasions, including personal and family events, holidays, client appreciation events, new product launches, grand openings, and other special events. We have our own production facilities, and we have also licensed our patented technology to several large floral wholesalers in connection with our order fulfillment.

         In the United States, we sell embossed flower arrangements and bouquets to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment provided primarily by licensed wholesale flower providers. We are developing a retail distribution chain to sell our products within these sales channels. Internationally, we license our technology and equipment to exclusive licensees in return for a license fee plus ongoing royalty payments.

--------------------------------------------------------------------------------

         Our Business Development

         In February 2004, under the umbrella of Millennium Electronics, Inc., we acquired the business and assets of Speaking Roses, LLC ("SR"), an Idaho limited liability company organized in November 2001 that held and licensed to third parties, proprietary technology for embossing flowers and floral products. Our acquisition of SR's assets was a part of a series of transactions that included:

         o    a change in our corporate domicile from Nevada to Utah;
         o a 16.859-for-1 reverse split of our outstanding common shares (the "February 2004 reverse split");
         o    an increase in our authorized capital;
         o the conversion of our outstanding preferred shares into common shares; and,
         o the change of our name from "Millennium Electronics, Inc." to "Speaking Roses International, Inc."

         Concurrently with the closing of these preliminary transactions, we acquired SR's operations in exchange for 20,551,264 common shares and issued 1,237,500 additional common shares to certain investors in a private placement. The private placement and the acquisition of SR's business and assets were each conditioned on the other transaction taking place, as well as the closing of the preliminary transactions described above. The common shares we issued to SR in the acquisition of its assets and to the investors in the closing of the private placement represented, in the aggregate, approximately 95% of our then-issued and outstanding shares, therefore the transaction was accounted for as a recapitalization in a reverse merger. In connection with these transactions, SR's former management (and certain of its indirect owners) became our officers and directors.

         All share references in this report have been adjusted to reflect the February 2004 reverse split.

         Our Business

         Business Model: Our business model is intended to align with the most successful floral industry trends and incorporates the following complementary strategies: 1) raise national consumer awareness by deploying an actively managed, effective media/advertising campaign that draws consumers to our E-commerce and toll-free phone services; 2) support E-commerce and toll-free business through a combination of strategic wholesale/distributor partnerships and wholly-owned production centers geographically placed to optimize penetration in major markets; 3) expand traditional retail channels on a local platform; and, 4) establish international licenses in strategically selected countries with the greatest potential for growth. We possess, nationally and internationally, patents to enable us to emboss or print on flowers with our proprietary technology. Our overall retail focus is to re-define the retail floral industry through the use of personalization and to offer to consumers the ability to create emotional experiences with personalized messages on floral products.

         Business Strategy: During the last six months of 2006, we have positioned ourselves to raise consumer awareness through the use of a national marketing campaign of our brand. We are continuing to develop logistical foundations, supported by information systems and infrastructures, to integrate e-commerce, our toll-free call center for 24/7 sales and service, our production and distribution partners, affiliates, and existing franchise operators. We intend to expand our retail operations by applying the following strategies: 1) deployment of production centers in major floral markets; 2) fulfillment through wholesale partnerships which already have an "immediate presence" in select markets; 3) converting well-established floral operations using a graduated approach of increasing levels of affiliation; and 4) in strategically selected areas, selectively accepting qualified operators and/or franchise candidates to open new operating units in lower populated markets.

--------------------------------------------------------------------------------

         During 2006 we developed two formats for our operating units, both of which are full-service floral units with personalized roses and flowers along with arranged bouquets as the primary product offering. The first is a "Production Center" (PC), consisting of a larger facility with a much lower capital investment, larger production space for greater volume and accounts, a small lobby capable of supporting walk-in business, and an established shipping infrastructure to ship product regionally. The second is a "Traditional Store" format consisting of a smaller more traditional retail space with stronger brand presence and a much higher capital investment. The PC format, an equal distribution of space for production and the lobby for walk-in and business, has been used primarily for franchise operations. However, both store formats have the ability to service high volume accounts and walk-in customers as well as the phone-in customers which together account for approximately 40% of the fresh-cut flowers purchased in the United States.

         Additionally, our stores possess the marketing tools and supplies to target other consumer markets such as those catering to the wedding, funeral, corporate events industries, etc. These units also carry vases, cards, premium chocolates, and other gift items as compatible secondary product offerings.

         We currently have three operating franchises and a fourth in the development process. We have identified the key markets in which we may open company-owned stores and stores which may be owned by outside equity partners and managed by us. Our retail strategy incorporates an integrated wholesale distribution channel using wholesale partnerships as authorized vendors that will supply our retail units with the products they sell.

         The overall objective of our retail strategy is to re-define the floral industry particularly in e-commerce and in local retail markets through the use of personalization. Due to the application and alignment of our personalized product with corporations, we have established new accounts with Disney Shopping.com, Mrs. Fields Gifts, Inc. and others. We intend to continue communicating our product's application to businesses.

         Our Competition: The floral industry is intensely competitive. We compete with a number of privately and publicly held companies, institutions and other persons and entities, many of whom have greater resources than we have. These companies include national enterprises such as Pro Flowers, FTD, Inc., FTD.com, Teleflora, local retail florists, retail chains such as KaBloom, 1-800-Flowers, and Flowerama and mass marketers such as Wal-Mart, Costco, Sam's Club and other grocery store chains.

         Personalization of Messages: Through our patented technology, we emboss personalized messages, logos, insignias, and photographs on individual petals of roses, plant leaves, and other organic items. Imprinted, cut flowers can be arranged within bouquets and arrangements. We expect that our unique process will enable us to take a strong position in the personalized floral industry.

         Market Differentiation: We have taken the following steps to differentiate ourselves in the floral market:

         1. Retail Store Design. In 2005 we retained Axiom Design to create a new and unique retail image to set us apart from the predominant model in the floral industry. The new Speaking Roses retail image is designed to be fashionable, upscale, and fun. The visual displays also communicate a broad use of flowers in consumers'

--------------------------------------------------------------------------------
              daily lives. Many traditional stores use conservative logos and color palettes which are typical in the industry today. Our corporate image is characterized by an inviting logo and engaging, progressive, youthful color palette.

         2. Operating Systems and Training. We provide full retail partners a fully functional business system. We can supply most of the products, supplies, equipment, designs, cabinetry, POS system and materials, and other resources as needed to operate a store. In some instances we will provide these resources directly, and in others, we will provide them through providing access to carefully selected vendors. Appropriate documentation, operating procedures and manuals are also provided. The retail franchise management personnel will receive class-room and hands-on in-store training regarding our products, store operations, staffing, customer service, inventory management, accounting and marketing. We also require that the staff of our full retail partners include certified floral designers.

         3. Customer Service. Customer service is our first priority. As such, we will provide training to our licensees, business partners, franchisees and their employees in service strategies that win long-term loyalty and build lasting customer relationships. Additionally, our point of sale system features robust customer database management tools. The stores using our system will be able to track birthdays, anniversaries and other special events of their customers, enabling them to send email reminders and product suggestions before the occurrence of life events.

         The Embossing Process: Our embossing process uses specialized equipment that employs proprietary printing concepts to transfer a full color spectrum of fast-drying inks directly onto floral products. This embossing process can be used on any type of organic product that has a relatively large, smooth surface, such as roses and tulips

         The embossing process uses equipment and materials that are specially formulated. We control the quality of those materials through the agreements we maintain with suppliers. Our equipment is manufactured primarily by two manufacturers. Our contracts with those manufactures are "requirement" contracts, under which each manufacturer is obligated to manufacture the embossing equipment in sufficient quantities to meet our demands.

         Quality Assurance: One of our principal business objectives is to ensure the quality of the floral products embossed using our technology. To ensure that quality, we outsource fulfillment only to selected service providers within the floral industry that have a reputation for outstanding floral design and for providing their customers with satisfaction guarantees. Additionally, our fulfillment arrangements require our licensees to process orders within twenty-four hours in most cases and to adhere to our embossing, materials, shipping and packaging standards. Under the terms of our typical fulfillment agreement, we are entitled to enforce the licensee's adherence to and compliance with those quality assurance standards for purposes of maintaining and protecting the reputation and goodwill associated with our brand. If the licensee violates the terms of those quality assurance standards, we would be entitled to terminate our license relationship with that licensee. Our franchise agreements also entitle us to recommend the source and quality of flowers and most materials used in the retail outlets. We also require our retail outlets employ certified floral designers.

         Industry Overview: According to a recent industry publication, Americans spend approximately $19 billion annually on floral products, of which $7.5 billion is spent on fresh cut flowers. Retail store operations with lower

--------------------------------------------------------------------------------
overall sales volume are growing more slowly or declining, while those with greater overall volume are growing more rapidly. Floral sales through internet based retailers account for more than $850 million per year in sales--this segment is growing at approximately 15% annually.

         The retail floral industry in the United States is extremely fragmented. There are approximately 30,000 retail operations that sell cut flowers directly to the public. Most of these retail operations are independently owned and there are only very few retail chains in the floral industry. These retail operations are supported by several hundred wholesale operations that service between one and several hundred retail florists. In addition to these retail and wholesale operations, there are a number of significant chain store, or "mass market," operations that are capturing an increasing share of floral sales. Internet distributors are also selling flowers on both a retail and wholesale basis. There are also a number of specialty distribution channels within the industry, including "fulfillment centers" which provide flowers on a wholesale basis to retailers, mass marketers, internet sales operations, and corporate event planners.

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

         The latest social trends in the United States and other developed countries indicate that the national and international market place is showing increasing demand for personalization and customization of exclusive, luxury products. These trends favor upscale, high quality goods and services. We believe that a "benefits ladder" consisting of three principles uniquely qualifies our products as well positioned to capitalize on these trends. These principles are: 1) the product must be technically unique; 2) the product must be superior in quality and 3) the product must be emotionally engaging. Because of these trends and the uniqueness of our products, we expect to benefit from the growing interest in strikingly differentiated luxury brands.

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

         Seasonality: The floral industry is subject to seasonal changes in demand. Floral revenues tend to be lowest for the quarter that ends on September 30 (19% of annual sales), since none of the most popular floral holidays (which include Valentines Day, Easter, Mother's Day, Thanksgiving and Christmas) fall within that quarter. Conversely, revenues tend to be highest in the first (26%) and second (33%) quarters due to the presence of those holidays. The fourth quarter accounts for 22% of annual industry sales.

         Customer Dependence: We are not dependent on any single customer or narrow group of customers.

         Intellectual Property: We rely on copyright, patent, trade secret, and trademark law, as well as provisions in our license, distribution, and other agreements to protect our intellectual property rights. We have filed four patent applications in the United States as well as applications in multiple foreign jurisdictions for our embossing technology. We acquired the patent applications and the rights to the technology in the February 2004 transactions described above. We are also pursuing additional United States and foreign

--------------------------------------------------------------------------------
patent protections for our technology. Two of the claims contained in the United States patent applications have been approved, while one remains pending and one has been abandoned. If our patents are approved in a nation, the floral embossing technology is no longer generally available to those in that nation except as it existed at the time of patent application or as it is licensed through us. We intend to continue to actively pursue a strategy of filing patents primarily in the United States and then in strategically selected foreign countries to protect the intellectual property we develop.

         In addition to patents, we rely on trade secrets, know-how, and continuing technological innovations to develop and maintain our competitive position. Much of the know-how important to our operations and many of our processes are dependent upon the knowledge, experience and skills of our key technical personnel and are not the subject of pending patent applications or issued patents. To protect our rights to that know-how and technology, we require all of our key employees, consultants, advisors, area developers, franchisees, and collaborators to enter into confidentiality agreements that prohibit unauthorized use and restrict the disclosure of confidential information, and require disclosure and assignment to us of their ideas, developments, discoveries and inventions. We generally require our other employees, consultants and advisors to execute confidentiality and invention assignment agreements. Our typical licensing agreement contains provisions which require the licensee to maintain the confidentiality of our intellectual property even after the term of their employment or association has ended.

         Wholesale and Fulfillment Licenses: We have entered into wholesale licensing and fulfillment contracts with a small number of third parties. Under the terms of these contracts, the other parties act as licensees for us in specific geographic locations to produce embossed floral products for sale to customers. In the case of the fulfillment contracts, those licensees process orders that we or our affiliates receive for embossed floral products.

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

         In general, each of the wholesaler or fulfillment licensees is required to lease from us the equipment necessary to emboss the floral products. The title to the equipment, however, remains with us.

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

         Typical of our wholesale license agreements is our agreement with Kennicott Brothers Company. Under that agreement, Kennicott acts as our licensee for wholesale distribution to certain third parties, including a number of Albertson's and Jewel-Osco stores in the Midwest. The Kennicott license may be terminated if Kennicott fails to comply with certain delivery requirements or if refunds, replacements or re-shipments of embossed floral products exceed a certain percentage of the total dollar amount of the orders sold under the agreement.

--------------------------------------------------------------------------------

         Area Development and Franchise Agreements: We have entered into area development and franchise agreements in Utah, Nevada, Bangkok, India, Russia, Singapore, and Ukraine for the purposes of retail outlet expansion. The area development agreements provide an exclusive territory in which the area developer may open retail stores or may refer potential franchise candidates to us for our approval. The franchise candidates who are successful in obtaining our approval must sign a franchise agreement with us in order to use our patents and trademarks. We have entered into franchise agreements in Utah and Ukraine with the area developers in that region.

         The typical franchise agreement has a ten year term, is subject to renewal, and gives the franchisee the right to use our patented embossing process and the Speaking Roses trademarks. Franchisees are required to purchase or lease from us the equipment, flowers and most of the other items needed to open a floral shop. We are permitted to terminate the contracts prior to their expiration if the other party breaches its obligations under the agreement. We receive a percentage of all sales made from the retail outlet.

         Area License and Equipment Lease Agreements: We have entered into area license and equipment lease agreements covering the countries of Canada, Australia, the Egypt, Qatar, Yemen, United Arab Emirates, Morocco, Jordan Lebanon, Saudi Arabia, Iraq, Iran, Syria, Kuwait, Bahrain, Libya, Algeria, Tunisia, Oman, Sudan, India, Kenya, China, Spain, and Hong Kong, and we are negotiating area license arrangements with parties in several other countries. Under our area agreements, the area licensees have the right to use the embossing process on an exclusive basis to produce and sell embossed products within the areas covered by those agreements.

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

         The area license agreements require each of the licensees and their sub-licensees to lease embossing equipment from us. The area licensees and sub-licensees are required to pay an upfront fee for the use of the equipment, as well as monthly charges. The area license agreements also require the licensees to pay us an initial license fee, plus a monthly license fee that is based on the greater of a certain dollar amount or a certain percentage of the licensee's gross revenues from the exploitation of the area license.

         We can terminate an area license agreement if the licensee breaches its obligations under the agreement. If the agreement is terminated, and unless we otherwise agree to assume the licensee's contractual obligations with any sub-licensee, the rights of the sub-licensees also terminate.

         Affiliate Program Agreements: We have two forms of affiliate agreements for our e-commerce affiliate sales program with third party internet sales organizations. Under one type of agreement, participating affiliates in the program are entitled to use a link to our website so that customers can order embossed floral products directly from us. We provide all of the order processing, billing and fulfillment functions under the program, and the affiliate receives a commission for directing the sale to our website.

--------------------------------------------------------------------------------

         Under the second type of agreement, strategic partners place our products on their websites and customers place their orders directly with the strategic partner. The strategic partner provides the order processing and billing functions and then passes the order to us for fulfillment. The partner receives a wholesale price from us and charges the customer the retail price.

         Merchant Banking Relationships: We have entered into merchant banking relationships with American Express, Discovery, Master Card and Visa to process our credit card and other banking transactions. The charges primarily relate to orders for embossed floral products that we receive over our website or orders that we process for third party licensees or under our affiliate program. Our licensees also rely on merchant banking relationships to process credit card and other transactions relating to orders that they process under their own systems.

         The merchant banking relationships are generally terminable by us at any time, and can be terminated by the merchant bank under certain circumstances, including if the total number of "charge-backs" or disputed charges for credit card or other banking transactions exceeds a certain amount.

         International Licensing: During 2006 we studied international markets, and believe these markets offer tremendous opportunity. Per capita far more flowers are sold in European and Asian markets than are sold domestically. We have taken a calculated approach in identifying which of these markets possess the greatest opportunities for high margins and positive cash flows.

         Also, since our exposure at the 2005 and 2006 Netherlands' Hortifair and receipt of the `2005 Innovation of the Year' award, we have seen interest steadily increase from growers, importers, wholesalers and retailers to license our products abroad. We have made a strategic decision to apply for, register and secure patents and international corporate trademarks in these strategic locations. We have also taken an aggressive stance to defend our international patents and trademarks. We anticipate our international development strategy to remain steadfast through 2007, as we focus on these strategically selected international markets through licensing, partnerships, and area development.

         Regulatory Requirements: The embossing technology that we license to third parties and the floral products embossed using that technology are not subject to any material regulatory approval in the United States or foreign countries. We are subject, however, to various federal, state and local laws that are applicable to our operations including, among other laws, laws relating to working conditions, disposal of potentially hazardous substances and wage and hour laws. We do not believe our floral embossing operations subject us to any material environmental regulations.

         Employees: We currently have approximately 30 full time employees. We intend to recruit additional qualified employees as the need arises. None of our employees are represented by a labor union and we consider our employee relations to be good. As of December 31, 2006, we had no employees covered by employment contracts.

         Additional Information: We make available free of charge through our website, www.Speakingroses.com, copies of our reports and filings with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, this annual report on Form 10-KSB, and current reports on Form 8-K, as well as amendments to those reports as filed with or furnished to the SEC pursuant to
Section 13(a) of the 1934 Act. We place these reports on our website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission.

--------------------------------------------------------------------------------

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

ITEM 2. PROPERTIES

         We currently lease 3 spaces in Salt Lake City, Utah:

         o Corporate Headquarters -15,000 square feet of office space for our corporate offices, customer service and main production facilities, which lease expires in January 2008.

         o Retail Store & Small Production Center - 1,300 square feet of space used for retail and production space, which lease expires in January 2010.

         o Grocery Store / Retail Store & Mini Production Center - 550 square feet of high traffic grocery store space used for retail sales, which lease expires in May 2009.

ITEM 3. LEGAL PROCEDINGS

         We were not a named party to any legal proceeding during the period covered by this report. On April 3, 2007 we filed an action against VIP Floral Designs, Inc. in the United States District Court, District of Nevada, alleging that VIP Floral Designs is using a flower-embossing machine protected by one of our patents. We have asked the District Court to enjoin VIP Floral Designs from continuing to use its machine in violation of our patent and to award to us the damages we have incurred in connection with its use.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

         Our common shares are traded on the Over-the-Counter Bulletin Board (OTCBB) market under the trading or ticker symbol SRII.

         During the period covered by this report, our securities continued to be thinly traded. Currently, there is a small established market for our shares with a few market makers. During the year ended December 31, 2006, the high daily closing price was $0.85 per share and the low daily closing price per share was $0.16 per share, on per day trading volumes that ranged from 0 shares to 201,400 shares (with an average daily trading volume of 5,110 shares).

--------------------------------------------------------------------------------

Holders

         As of December 31, 2006, there were approximately 500 holders of record of our common stock and 35,456,889 shares of common stock outstanding. We also have issued options for the purchase of 1,510,000 shares of common stock as of December 31, 2006. These options are held primarily by our employees, former employees, and affiliates.

Dividends

         Since our incorporation under the reverse merger previously described, we have not declared or paid any cash dividends on our common stock, nor do we anticipate declaring a dividend on our common stock for the foreseeable future.

Dilution

         We have a large number of shares of common stock authorized in comparison to the number of shares issued and outstanding. The board of directors determines when and under what conditions and at what prices to issue stock. In addition, a significant number of shares of common stock are reserved for issuance upon exercise of purchase or upon conversion rights. The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing shareholders.

Equity Compensation Plan Information


                        ------------------------- ----------------------- ---------------------
                                                                          Securities still
                                                                          available for
                                                                          issuance under
                                                                          compensation plans
                        Number of securities to   Weighted average        (excludes
                        be issued upon exercise   exercise price of       securities
                        of outstanding options,   outstanding options,    reflected in column
                        warrants and rights       warrants and rights     (a))
                                  (a)                      (b)                    (c)
----------------------- ------------------------- ----------------------- ---------------------
Equity compensation            1,510,000                   0.86                3,490,000
plans approved
by security holders
----------------------- ------------------------- ----------------------- ---------------------
Equity compensation                0                       0.00                    0
plans not approved by
security holders
----------------------- ------------------------- ----------------------- ---------------------

Transfer Agent and Registrar

         The transfer agent and registrar for our common stock is Interwest Transfer Company, P.O. Box 17136, 1981 East Holladay Rd., Suite 100, Salt Lake City, UT 84117.

Recent Sales of Unregistered Securities

         On December 21, 2006, we completed the execution of debt restructuring agreements containing an effective date of November 10, 2006 with Steven F. Hanson, Terry A. Isom, and Roland N. Walker wherein 4,821,616 shares of our $.001 par value common stock were authorized to be issued in consideration for the above mentioned note holders extending their notes. The transactions are more particularly described in our Current Report on Form 8-K filed with the SEC on December 22, 2006.

--------------------------------------------------------------------------------

         In these transactions, the securities were issued to individuals or entities that were represented to us as "accredited investors" as that term is used in Rule 501 under Regulation D of the Securities Act, and the issuance of the securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2), including Rule 506 of Regulation D under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

         Since emerging from the reverse merger in February 2004, we have not achieved quarterly or annual profits. Accordingly, until we prove to be profitable, we can give no assurances that we have sufficient capital resources or liquidity to satisfy working capital and operating requirements beyond our current cash balances. We have raised limited funds from certain of our stockholders through increasing the Company's debt. Our ability to continue operating will be dependent upon our ability to generate and drive revenue, find and engage strategic equity partners and wisely lower our expenses.

         We require additional financing. We intend to focus our funding efforts on generating funds through the private placement of our stock rather than seeking to increase the debt load. If we acquire equity funding as intended, our shareholders will experience dilution in the value per share of their equity securities. We can give no assurances that we will be able to obtain adequate financing. In order to address concerns about our ability to continue as a going concern, significant steps have been taken and will need to continue to be taken to redirect the Company.

         On May 26, 2006 John W. Winterholler resigned as our Chief Executive Officer. The terms of his separation agreement can be found in the Form 8-K filed on May 31, 2006. On August 23, 2006, Bradley E. Wittwer resigned as our Chief Financial Officer as reported in the Form 8-K filing on August 24, 2006. In September, we hired Alan K. Farrell as our new Chief Executive Officer. This action was reported in the Form 8-K filing dated September 11, 2006. Mr. Farrell comes to us with over twenty (20) years of retail experience having worked in management capacities for Walmart, Kmart, and Associated Foods. In December, we hired David R. Nichols as our new Controller/Acting Chief Financial Officer. Mr. Nichols brings experience in securities and cash management. Both Mr. Farrell and Mr. Nichols have experience in business turnarounds.

         In May of 2006, we repurchased the Utah and Clark County, Nevada Area Development rights from Michael Glauser, a company employee. The terms of the repurchase and a copy of the agreement can be found in our Form 8-K filed June 29, 2006. This was a strategic move to allow us more control over retail development.

         We also completed the restructuring of most of our corporate debt on December 21, 2006. The terms of the restructuring are described in the Form 8-K filed December 22,, 2006.

         In March, 2007, we entered into a contract with the Pacific Media Group to prepare a series of commercials. The cost will be $90,000, 60% of which will be paid in shares of common stock. These commercials are the beginning of the implementation of a National Advertising Campaign to be carried out throughout the major US markets. The primary purpose is to generate orders and direct clients to the Company's redesigned website and toll-free numbers. The secondary purpose is to create national awareness of the Speaking Roses brand. We intend to continue the implementation of this campaign throughout 2007.

--------------------------------------------------------------------------------

         We signed a contract with a national tele-messaging/call center to provide support to the Company's limited customer service department. This agreement will ensure that a successful response to the National Advertising Campaign will not overwhelm our customer services department.

         We have begun a ground-up restructuring of our systems and departments. The focus is on simplifying systems, improving internal communication/coordination and improving the client experience. Our website is being completely redesigned with more emphasis on the customer's experience and automating the integration between the Company's front-end website and its accounting system. These improvements are anticipated to decrease corporate costs while building a new foundation to handle the anticipated growth in direct orders, distributor orders, franchise sales and increased area development. With an increased awareness of our product, we anticipate being in a position to grow rapidly while still maintaining control of our ordering, production, shipping and invoicing requirements.

         We are also developing a retail distribution chain to sell our products within these sales channels. Internationally, we license our technology and equipment to exclusive licensees in return for a license fee plus ongoing royalty payments.

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

Revenue Recognition

         The Company recognizes revenue from direct sales of floral products and supplies, the sale of license agreements and the sale or lease of related equipment, royalties related to licensing agreements, the sale of area development rights, and the sale of franchises.

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

--------------------------------------------------------------------------------

         The Company also has agreements with some wholesalers in which the Company does not act as the primary obligor and does not assume the inventory risk or establish pricing for the product. In accordance with EITF 99-19, revenue from these wholesaler-originated sales is recognized as commission revenue when the revenue recognition criteria as defined in SAB 104 are met. Under these arrangements, the wholesalers initiate sales to their customers, are responsible for collections and have a risk of loss of inventory. Commission revenues are reduced accordingly for returns, charge backs and discounts.

         License Agreements and Related Equipment and Support
         The Company enters into license agreements in which it licenses its patented technology, leases or sells the equipment necessary to utilize the technology, and provides customer support related to the equipment. The sale of the licensed technology, together with the related equipment and support is considered a revenue arrangement with multiple deliverables under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. In accordance with EITF 00-21, fees from the sale of licensing agreements including customer support and the lease or sale of the related equipment, are initially deferred and subsequently recognized as revenue on a straight-line basis over the life of

         The agreement beginning on the commencement date of the license agreement. The terms of these non-cancelable license agreements are generally 2 to 4 years, although some terms are as long as 10 years.

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

Allowance for Sales Returns and Doubtful Accounts Receivable

--------------------------------------------------------------------------------

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

Results of Operations

         Set forth below are comparisons of consolidated financial statement information for the years ended December 31, 2006 and December 31, 2005, rounded to the nearest $1,000.

         Sales: Sales for the year ended December 31, 2006 ("Fiscal Year 2006") were $1,601,000 compared to sales of $1,297,000 for the year ended December 31, 2005 ("Fiscal Year 2005"). The increase of 23% over 2005 results is attributed to an increased effort to drive e-commerce and retail sales while also re-emphasizing marketing partner sales The principal force driving behind increasing revenue was our focus generating on both international and domestic licensing fees.

         Cost of Goods Sold: Cost of goods sold for product sales for Fiscal Year 2006 was $1,099,000 compared to $1,126,000 for Fiscal Year 2005--a decrease of 2.4%. Cost of goods sold for product sales consisted primarily of purchases of floral products and the labor and supplies necessary to emboss them, package them, and ship them. The primary factors for the decrease in COGS was first our focus on streamlining purchases to better align with sales and second our focus on generating license revenue which is a zero COGS event.

         General and Administrative: General and administrative expenses were $2,494,000 for Fiscal Year 2006 compared to $1,931,000 for Fiscal Year 2005. The increase in general and administrative expenses of $563,000 is largely due to increases in 1) accounting and auditing fees of $152,217 due to our continuing compliance under the Sarbanes Oxley Act of 2002 and other SEC regulations an increase over last year of $24,627, 2) legal fees of $204, 961 due to an increased number of contracts and agreements as well as fees tied to patent and trademark filing and protection an increase of $26,966 over last year, 3) rent expense due to an increase in square footage under operating leases, and 4) stock-based compensation expense resulting from the adoption of SFAS 123(R) of $472,000.

--------------------------------------------------------------------------------

         Sales and Marketing: Sales and marketing expenses were $870,000 for Fiscal Year 2006 compared to $1,651,000 for Fiscal Year 2005. The decrease in sales and marketing expenses is due primarily to a reduction in marketing efforts and sales and marketing staffing which were not expected to benefit the Company in the execution of its retailing strategy.

         Research and Development: Research and development expenses were $584,000 for Fiscal Year 2006 and $562,000 for Fiscal Year 2005. The slight increase in research and development expenses of $22,000 is due to the Company's continued focus on its retailing strategy and the associated development expenses. Included in this year's figures are the ongoing costs associated with the running of a model retail store originally opened under an Area Development Agreement by Business Retail Group and reacquired by the Company. The transaction was described in a Form 8K Filing dated June 29, 2006.

         Other Income (Expense): Other expense was $2,819,000 for Fiscal Year 2006 compared to $519,000 for Fiscal Year 2005. The increase in other expense of $2,300,000 is due almost exclusively to significant increases in interest expense and loss on extinguishment of debt. Our 2006 interest expense was $1,012,000. The increase in interest expense was $951,000 while the increase in loss on extinguishment of debt was $1,791,000. The interest expense is attributable to the high levels of interest bearing debt in Fiscal Year 2006 as well as the beneficial conversion feature and debt discounts resulting from warrants issued in connection with debt. The increase in loss on extinguishment of debt is attributable to the restructuring of notes payable to shareholders and the issuance of shares of common stock at a discounted price in connection with the restructurings.

         Net Loss: Our net loss for Fiscal Year 2006 was $6,266,000, or $.20 per share compared to a net loss of $4,493,000, or $.16 per share for Fiscal Year 2005. The increase of $1,773,000 in net loss is due to the Company's lack of revenue performance, the debt burden creating the high level of interest expense, the cost associated with restructuring and extending the Company's debt, and stock-based compensation resulting from the Company's adoption of SFAS No. 123(R).

         Contractual Obligations and Contingent Liabilities and Commitments: We are not a guarantor of any other entity's debt or financial obligations. The following table summarizes the Company's outstanding borrowings (at face value) and long-term contractual obligations at December 31, 2006, and the periods in which these obligations are scheduled to be paid in cash:

                                         Payments Due By Period
                            ---------------------------------------------------

                                           Less Than       1-2           3-5
Contractual Obligations         Total       1 Year        Years         Years
-----------------------     -----------   -----------   ----------     --------

Unsecured notes payable
to non-stockholders         $   113,484   $   113,484   $           $

Unsecured notes payable
to stockholders                 818,526       637,526      181,000            -

Secured/convertible notes
payable to stockholders       3,816,616 *           0      839,635    2,976,981

Capital leases                   56,650        16,311       16,311       24,028

Cash interest to be paid
  for notes payable and
  convertible notes payable     133,636       133,636            -            -

Operating leases                217,049       114,674       69,968       32,407
                            -----------   -----------   ----------  -----------

    Total                   $ 5,155,961   $ 1,015,631   $1,106,914  $ 3,033,416
                            ===========   ===========   ==========  ===========

*Before discount of $247,294.

--------------------------------------------------------------------------------

         Off-Balance Sheet Arrangements: We do not have any off-balance sheet arrangements, other than operating leases set forth in the table above.

         Risk Factors: [I have not yet reviewed this section] Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. An investment in our common stock involves a high degree of risk. Investors are encouraged to carefully consider the information below before making an investment decision relative to our common stock.

         Moreover, investors should carefully consider that the public trading market for our common stock is limited and our common stock has experienced significant volatility. Our common stock is likely to experience significant price and volume fluctuations in the future. The limited trading volume of our common stock has in the past and is likely in the future, to cause the stock price to fluctuate dramatically over short periods of time. Price levels of our common stock, as with other early stage companies in the past, may not bear any relation to our past or present operating results or the underlying intrinsic value of the Company. As a result, we cannot assure an investor that our stock price will continue to trade at current levels, that the current levels reflect the intrinsic value of the Company, or that our stock price will not decline in the future.

         Doubt exists about our ability to continue as a going concern: The reports of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2006 and December 31, 2005 include an explanatory paragraph in which the firm has expressed substantial doubt about our ability to continue as a going concern. We experienced recurring losses from continuing operations of $6,265,637 and $4,492,728 and operating losses of $3,446,345 and $3,971,810 during the years ended December 31, 2006 and 2005, respectively. We do not believe that substantial doubt about our ability to continue as a going concern will abate unless and until we are able to improve our financial condition and results of operations. Although management is pursuing plans to improve our financial condition, there are no assurances that we will be able to generate sufficient cash flows from operating activities to meet our obligations as they come due or that we will be able to obtain sufficient equity infusion.

         Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

         We have a history of losses and we may continue to incur operating losses for the foreseeable future. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

         Because we will incur many expenses before we receive revenues from our efforts, our losses may be greater than the losses we would incur if we had the ability to maintain adequate cash-flows. Further, we base our expenses in large part on our operating plans and future revenue projections. Many of our expenses are fixed in the short term, and we may not be able to sufficiently reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, operating results and financial condition. In addition, we may find that these efforts are more expensive than we currently anticipate which would further increase our losses.

--------------------------------------------------------------------------------

         If we fail to accurately forecast our expenses and revenues, our business, operating results and financial condition may suffer. Our limited operating history makes forecasting future operating results difficult. We may not be able to sufficiently reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, operating results and financial condition.

         If we fail to manage our growth, our business may suffer. Over the past year, particularly in the fourth quarter with the significant change in management, we have taken significant steps to control and manage spending and growth. We have re-evaluated and made significant changes to our business model, our direction and our focus. We have looked closely at our results and have isolated significant areas for improvement. Nevertheless, despite the changes we can, at present, offer no assurances that our efforts will be in time to ensure our business continuance.

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

         Our overall debt level and interest expense has increased significantly in the past two years. As of December 31, 2004, we had no interest bearing debt (other than capital lease obligations) on our balance sheet. As of December 31, 2005, we had interest bearing debt in the principal amount of $1,120,526. As of December 31, 2006, we had interest bearing debt of $4,748,626. The accrual and subsequent payment of interest expense diverts significant resources from working capital. During the last six months of 2006, we have not obtained equity financing. If we default on the notes, the Company could be forced into bankruptcy. Our focus moving forward will be on finding suitable equity financing.

         We depend on proprietary technology, and any loss of our entitlement to use such technology or our inability to protect such technology could materially adversely affect our prospects. Our success depends, in significant part, upon our proprietary technology. We rely on a combination of patents, patents pending, trademark and trade secret rights, confidential procedures, and proprietary licensing arrangements to establish and protect our intellectual property. Our embossing technology is the subject of several patents in various stages of the patent process. Certain of our claims have been approved by the United States Patent and Trademark Office while others are still pending. We have been granted patents in the United States and several strategically important areas of the world. We, also have patent applications pending in many other areas of the world. Yet, there is no assurance that the patents that have not yet been approved will be granted.

         As part of our confidentiality procedures, we enter into non-disclosure, confidentiality, and assignment of invention agreements with our employees and others. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Effective protection of intellectual property rights may be unavailable or limited in important foreign countries. To date, we

--------------------------------------------------------------------------------
are not aware of our confidential information having been compromised, but we cannot be certain that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold. Our patents, confidentiality agreements, and other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

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

         We have outsourced critical components of our operations to third parties that we do not control, and any price increase or interruption in the services provided could adversely affect us. We depend substantially upon USA Bouquet for procurement of flowers and fulfillment of orders. We do not have a long-term fixed price contract with USA Bouquet. In the event that USA Bouquet raises its prices to us or declines to fulfill our orders, it could have a material, adverse effect on our business and short term prospects. We believe that there are other floral importers and wholesalers who can provide the same services as USA Bouquet at comparable prices. Nevertheless, any disruption in our relationship with USA Bouquet could result in a loss or interruption of our services which would have an adverse effect on our business and prospects.

         We may not be successful in our retail business strategy. In 2005 our first retail outlet was opened under an Area Development Agreement. In 2006 we reacquired that operation. While we have learned many things about our competition and operations strategy, yet we may still not have sufficient operating history to know whether our retail strategy will be successful.

         We have tried various business models, none of which have resulted in growing sales. Since our inception, we have attempted various business strategies in order to increase our revenues. Thus far, these strategies have not resulted in increased total sales. As previously mentioned, late in the 3rd quarter of 2006, we hired Mr. Alan Farrell as President and CEO. Mr. Farrell brings significant retail experience to Speaking Roses. During the 4th quarter, he implemented significant changes. While these significant steps do not guarantee future success, we look more brightly to our coming prospects.

--------------------------------------------------------------------------------

         We need to develop a brand identity for Speaking Roses. Our trademarked name and logo are not yet known to the general public. Establishing such an identity is difficult and expensive. If we do not have the resources to invest in a branding program, or are not successful in establishing a brand, our revenue growth may be hampered. However, in the fourth quarter we allocated significant efforts to developing brand identity. Just in this short time, we feel we have made important preliminary steps in this area which should become evident early in the second and third quarters of 2007. Positive as this progress may be, there are still no guarantees of success.

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

         We rely on our indirect sales channel for distribution of our products to certain market segments. In market channels such as corporate events, funerals, weddings, other special events, and mass market outlets, we have relied on resellers to sell our product. In the past, on occasion we have not been able to control the presentation of our products to end users. Therefore, our sales could be adversely affected by disruptions in the relationships between us and our resellers and between our resellers and the end purchasers. Also, resellers may choose not to emphasize our products to their customers. Any of these occurrences could diminish the effectiveness of these distribution channels and lead to decreased sales. Understanding this vulnerability more fully through careful evaluation, we have determined to develop strategies to help us become less vulnerable going forward.

         Ownership of our common stock is concentrated. A very small contingent of our stockholders, including three of our directors, own an aggregate of more than 50% of our common stock and may be able to control matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions, and amendments to our bylaws or articles of incorporation. Such concentration of ownership creates the potential to have a material adverse effect on the trading price of our common stock.

         The right of our Board of Directors to issue shares of preferred stock could adversely impact the holders of our common stock. While no preferred stock is currently outstanding, our Board of Directors has the right, with respect to 30,000,000 shares of authorized preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as our directors determine. The Board of Directors can designate new series of preferred stock without the approval of the holders of our common stock. The rights of holders of our common stock may be adversely affected by the rights of any holders of preferred stock that may be issued in the future including, without limitation, dilution of the equity ownership percentage of our holders of common stock and their voting power. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

         Our common stock is subject to the SEC's "penny stock" rules and may therefore be difficult to sell. SEC rules require brokers to provide information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the NASDAQ Stock Market. Our stock is currently classified as a "penny stock" and these disclosure requirements may have the effect of reducing trading activity in our stock and making it more difficult for investors to sell. The rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny

--------------------------------------------------------------------------------
stock market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before a transaction in a penny stock.

         We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future. We have never declared or paid dividends on our common stock. We currently intend to retain future earnings, if any, for use in our business and therefore, do not anticipate paying dividends on our common stock for the foreseeable future.

         If we are unable to effectively and efficiently eliminate the deficiencies that have been identified in our internal controls and procedures, there could be a material adverse effect on our operations or financial results. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements have the capacity to place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are currently reviewing and further documenting our internal control procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.

Cautionary Statements

         The preceding discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report on Form 10-KSB, and in conjunction with the disclosures regarding forward-looking statements set forth at the beginning of this report on Form 10-KSB.

ITEM 7.  FINANCIAL INFORMATION


                         INDEX TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm (Tanner LC)          22

Consolidated Balance Sheets                                                  23

Consolidated Statements of Operations                                        25

Consolidated Statements of Stockholders' Deficit                             26

Consolidated Statements of Cash Flow                                         28

Notes to Consolidated Financial Statements                                   30


--------------------------------------------------------------------------------

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Speaking Roses International, Inc.

We have audited the accompanying consolidated balance sheet of Speaking Roses International, Inc. and subsidiary (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Speaking Roses International, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has minimal cash, a working capital deficit and an accumulated deficit as of December 31, 2006, and has incurred significant losses and negative cash flows from operating activities since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC

Salt Lake City, Utah
May 17, 2007

--------------------------------------------------------------------------------

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2006

                                     ASSETS
CURRENT ASSETS
     Cash                                                             $  124,026
     Accounts receivable, less allowance for doubtful accounts
         of $61,561                                                       90,765
     Inventories                                                          73,835
     Prepaid expenses                                                      3,810
     Other current assets                                                  1,420
                                                                      ----------

             TOTAL CURRENT ASSETS                                        293,856
                                                                      ----------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization
     of $225,414                                                         299,130
                                                                      ----------

OTHER ASSETS
     Deposits                                                             21,802
     Patents and trademarks, net of accumulated amortization
         of $55,207                                                      476,341
     Other Assets                                                          1,272
                                                                      ----------

             TOTAL OTHER ASSETS                                          499,415
                                                                      ----------


             TOTAL ASSETS                                             $1,092,401
                                                                      ==========


                                   Continued


--------------------------------------------------------------------------------

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2006

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable, trade                                              $    509,628
     Accrued expenses                                                          207,936
     Area development rights deposits                                           38,000
     Accrued interest                                                          133,636
     Current portion of deferred revenue                                       375,290
     Current portion of capital lease obligations                               10,371
     Non-Convertible notes payable to stockholders and non-stockholders        751,010
                                                                          ------------

             TOTAL CURRENT LIABILITIES                                       2,025,871
                                                                          ------------

LONG-TERM LIABILITIES
     Non-convertible notes payable to stockholders                             181,000
     Convertible notes payable to stockholders, net of debt discount
         of $247,294                                                         3,569,322
        Deferred Revenue, less current portion                                 363,850
        Capital Lease Obligations, less current portion                         35,276
                                                                          ------------

             TOTAL LONG-TERM LIABILITIES                                     4,149,448
                                                                          ------------

TOTAL LIABILITIES                                                            6,175,319
                                                                          ------------

COMMITMENTS AND CONTINGENCIES (see note 15)

STOCKHOLDERS' DEFICIT
     Preferred Stock, par value $.001; authorized 30,000,000 shares,
         no shares issued                                                         --
     Common Stock, par value $.001; authorized 70,000,000 shares,
         35,456,889 shares issued and outstanding                               35,457
     Additional paid-in capital                                              9,801,976
     Accumulated deficit                                                   (14,920,351)
                                                                          ------------

             TOTAL STOCKHOLDERS' DEFICIT                                    (5,082,918)
                                                                          ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  1,092,401
                                                                          ============


                                   Concluded

--------------------------------------------------------------------------------

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                            2006            2005
                                                        ------------    ------------
SALES
     Product sales                                      $  1,112,519    $  1,076,745
     License fees and other revenue                          462,241         176,019
     Royalties                                                26,200          44,561
                                                        ------------    ------------
         NET SALES                                         1,600,960       1,297,325

OPERATING EXPENSES
     Cost of goods sold                                    1,098,956       1,125,727
     General and adminstrative                             2,494,161       1,930,557
     Sales and marketing                                     870,237       1,650,838
     Research and development                                583,950         562,013
                                                        ------------    ------------

         TOTAL OPERATING EXPENSES                          5,047,304       5,269,135
                                                        ------------    ------------

         OPERATING LOSS                                   (3,446,344)     (3,971,810)
                                                        ------------    ------------

OTHER INCOME (EXPENSE)
     Other income                                                 32          16,593
     Debt Forgiveness                                         19,656            --
     Other expense                                              --           (25,129)
     Interest expense                                     (1,012,139)        (60,781)
     Gain/(Loss) on Sale of Assets                           (35,792)           --
     Loss on extinguishment of debt                       (1,790,848)       (449,871)
                                                        ------------    ------------

         TOTAL OTHER (EXPENSE), NET                       (2,819,091)       (519,188)
                                                        ------------    ------------

         LOSS BEFORE PROVISION FOR INCOME TAXES           (6,265,435)     (4,490,998)

         Provision for income taxes                             (200)         (1,730)
                                                        ------------    ------------

         NET LOSS                                       $ (6,265,635)   $ (4,492,728)
                                                        ============    ============


         NET LOSS PER COMMON SHARE, BASIC AND DILUTED   $      (0.20)   $      (0.16)
                                                        ============    ============

         WEIGHTED AVERAGE NUMBER OF COMMON
             SHARES OUTSTANDING,
                 BASIC AND DILUTED                        30,829,937      28,359,820
                                                        ============    ============


--------------------------------------------------------------------------------

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                              Additional
                                                      Common Stock             Paid-in      Accumulated
                                                  Shares         Amount        Capital        Deficit
                                               ------------   ------------   ------------   ------------
Balance at January 1, 2005                       27,339,207   $     27,339   $  4,903,427   $ (4,161,988)

Issuance of common stock for cash                   771,066            771        575,199           --

Issuance of common stock for
     extinguishment of debt to stockholder        1,000,000          1,000        965,000           --

Issuance of common stock for
     consulting services                            150,000            150        119,850           --

Discount from beneficial conversion
     feature of unsecured convertible
     notes payable to stockholder                      --             --          234,000           --

Net loss                                               --             --             --       (4,492,728)
                                               ------------   ------------   ------------   ------------

Balance at December 31, 2005                     29,260,273         29,260   $  6,797,476   $ (8,654,716)

Issuance of common stock for
     acceptance of new debt arrangement           6,071,616          6,072      2,043,979           --

Issuance of common stock for
     employee services                              100,000            100         18,900           --

Issuance of common stock for
     consulting services                             25,000             25          7,475           --

Stock-based compensation                               --             --          471,831           --

Fair value of stock warrants issued pursuant
     to asset purchase agreement                       --             --           93,180           --

Discount from beneficial conversion
     feature of unsecured convertible
     notes payable to stockholder                      --             --          369,135           --

Net loss                                               --             --             --       (6,265,635)
                                               ------------   ------------   ------------   ------------

Balance at December 31, 2006                     35,456,889   $     35,457   $  9,801,976   $(14,920,351)
                                               ============   ============   ============   ============


                                   Continued

--------------------------------------------------------------------------------

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                            Years Ended December 31,

                                                                         2006           2005
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $(6,265,635)   $(4,492,728)
     Adjustments to reconcile net loss to net cash
         Used in operating activities:
         Depreciation and amortization                                   179,969        103,686
         Provision for Losses on Accounts Receivable                      36,339
         Common stock issued as interest on debt                            --           16,129
         Common stock issued for employee services                        19,000           --
         Common stock issued for consulting fees                           7,500        120,000
         Interest expense recorded as an increase to
             convertible notes payable                                    38,958           --
         Loss on extinguishment of debt                                1,790,848        449,871
         Stock-based compensation                                        471,831           --
         (Gain) / Loss on sale of assets                                  33,560         23,936
         Interest expense from beneficial debt conversion features
             and amortization of debt discount                           600,219         14,826
         (Gain) on forgiveness of liability                               (9,656)       (14,203)
     (Increase) / decrease in operating assets:
         Accounts receivable                                               5,391        (36,001)
         Inventories                                                      54,507        (52,816)
         Prepaid expenses                                                 23,242          3,424
         Other current assets                                              5,808         (8,500)
         Deposits                                                         (4,413)       (10,719)
     Increase / (decrease) in operating liabilities:
         Accounts payable                                                (19,250)       250,409
         Accrued expenses                                                102,501         57,424
         Area development rights deposits                                 31,210        856,790
         Accrued interest                                                370,290         21,003
         Capital leases                                                     --             --
         Deferred revenue                                                490,353        348,574
                                                                     -----------    -----------
             NET CASH USED IN OPERATING ACTIVITIES                    (2,037,428)    (2,348,895)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of franchise, net of cash acquired                        (134,742)          --
     Purchase of area development rights                                 (15,000)          --
     Purchase of property and equipment                                  (35,550)      (161,357)
     Cash Proceeds from sale of assets                                     3,467          1,250
     Increase in patents, trademarks and other intangibles              (110,147)      (141,050)
                                                                     -----------    -----------
             NET CASH USED IN INVESTING ACTIVITIES                      (291,972)      (301,157)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable to stockholders                       2,468,000      1,720,526
     Principal payments on notes payable                                 (46,516)      (100,000)
     Principal payments on capital lease obligations                      (4,872)       (32,702)
     Proceeds from sale of common stock                                     --          575,970
                                                                     -----------    -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,416,612      2,163,794
                                                                     -----------    -----------
             INCREASE / (DECREASE) IN CASH                                87,212       (486,258)
             CASH AT BEGINNING OF YEAR                                    36,814        523,072
                                                                     -----------    -----------
             CASH AT END OF YEAR                                     $   124,026    $    36,814
                                                                     ===========    ===========

-----------------------------------------------------------------------------------------------
CASH PAID DURING THE YEAR FOR
     Interest                                                        $     2,672    $    16,809
     Income taxes                                                    $       200    $     1,730



                                   Continued


--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2006 and 2005

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2006, the Company:

o Exchanged area development rights deposits of $750,000 for an unsecured convertible note payable to a significant stockholder. As required by the exchange agreement, the Company added an amount of $38,958 to the principal of the convertible note payable, which represented the interest that would have been earned on the deposit had it been an interest bearing note when the deposit was received by the Company. The Company also recorded a beneficial conversion feature of $369,133 which was immediately expensed because the convertible note payable is due on demand.

o Entered into an exchange agreement with a significant stockholder wherein certain notes payable were restructured. In connection with the restructuring, the Company issued 250,000 shares of common stock, valued at $200,000, added $10,356 of accrued interest to the principal of the restructured notes, recorded a loss on extinguishment of debt of $98,457, and recorded a debt discount related to a beneficial conversion feature of $101,543.

o Entered into an exchange agreement with a significant stockholder and board member wherein certain notes payable were restructured. In connection with the restructuring, the Company issued 1,000,000 shares of common stock, valued at $500,000, added $19,380 of accrued interest to the principal of the restructured notes, and recorded a loss on extinguishment of debt of $500,000.

o Converted $224,469 of accrued interest to principal of a convertible note payable to certain significant stockholders and members of the board of directors.

o Issued 4,258,540 shares of common stock valued at $1,192,391, to certain a significant stockholder and another significant stockholder and member of the board of directors in connection with the restructuring of certain notes payable. In connection with the restructuring, the Company recognized a loss on extinguishment of debt of $1,192,391.

o Issued 563,076 shares of common stock, valued at $157,662, to significant stockholders recorded a corresponding debt discount.

o    Acquired $35,917 of equipment with capital lease obligations.

o Issued a promissory note to a member of the Board of Directors who is also a significant stockholder in the principal amount of $178,452 in settlement of a promissory note in the principal amount of $175,000, with $3,452 of accrued interest.

o Acquired a franchise store and area development rights with a net book value of $144,542 in exchange for net cash consideration of $134,742, promissory notes of $37,580 and $60,000, a warrant to purchase 150,000 shares of the Company's common stock, which had a fair value of $93,180, and reduction in deferred revenue of $180,960.

o Exchanged $100,000 recorded as an area development rights deposit for an unsecured note payable to an unrelated party.

o    Reclassified $35,914 of equipment to inventory.


During the year ended December 31, 2005:

o In connection with the repayment of certain notes payable to stockholders, the Company issued 1,000,000 shares of its common stock valued at $966,000, to settle loan balances totaling $500,000 plus $16,129 in accrued interest. As a result of this transaction, the Company recorded additional non-cash loss on extinguishment of debt of $449,871, representing the difference between the fair market value of the stock on the settlement date and the loan balances.

o The Company issued three unsecured convertible notes payable to a related party. Each of these notes bear interest at an annual rate of 12% and mature on the one-year anniversary of the note. The principal and accrued interest of each of these notes are convertible at the option of the holder at any time into common shares of the Company at the conversion rate of $0.50 per common share, subject to any share splits or reclassifications. As a result of these transactions, a beneficial conversion feature of $234,000 was recorded as a debt discount and corresponding increase to additional paid-in capital.


                                    Concluded

(1)  Summary of significant accounting policies

     Nature of operations - Speaking Roses International, Inc. and subsidiary (collectively, the "Company" or "SRII") own patented and other proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks, and pictures. In addition to its own production, the Company has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, the Company sells embossed flowers and bouquets containing embossed flowers directly to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by the Company and by licensed wholesale flower providers. The Company has recently developed a retail distribution model and has begun to offer area development and franchise rights in those jurisdictions which do not require regulatory approval. The Company formed a wholly owned subsidiary, Speaking Roses Development Corporation ("SRDC"), during August 2006 through which to conduct its franchise activities. SRII's financial statements include the accounts of SRDC from the date of inception. The Company has also licensed the technology and equipment to exclusive licensees in international markets and is beginning to offer area development and franchise rights internationally.

     Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006.

     In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year


     Basis of presentation - The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company's financial position and results of operations have been included. Certain amounts in the prior year are reclassified for comparability to the current year's presentation. These reclassifications have no effect on net loss or stockholders' deficit.

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

     Allowance for doubtful accounts receivable - The Company offers credit terms on the sale of the Company's products to a number of the Company's customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of the Company's customers' financial condition and maintains an allowance for doubtful accounts receivable based upon the Company's historical collection experience and a specific review of aged accounts receivable at the end of each period. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of December 31, 2006 and 2005, the allowance for doubtful accounts was $62,134 and $25,222, respectively.

     Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Interest may be charged on trade receivables that are outstanding for more than 30 days and is recognized as it is collected.

     Inventories - Inventories consist primarily of product for both the wholesale and retail channels including silk roses, franchise store supplies, inks and other printing supplies, and shipping materials. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis and market determined using realizable value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value. No such provisions were made during the years ended December 31, 2006 and 2005.

     As of December 31, 2006 and 2005, total inventories consist of the following:

                                                         2006              2005
                                                        -------          -------

     Floral products                                    $12,448          $32,063
     Non-floral products                                 30,835           28,593
     Embossing supplies                                  24,855           16,188
     Shipping materials                                   5,697            8,352
                                                        -------          -------

              Total inventories                         $73,835          $85,196
                                                        =======          =======

     Property and equipment - Property and equipment are stated at cost. Major additions and improvements are capitalized. Repairs and maintenance costs are expensed when incurred.

     As of December 31, 2006 and 2005, property and equipment consist of the following:


                                                      December 31,  December 31,
                                                         2006           2005
                                                      ------------  ------------

Machinery and equipment                                $ 303,179      $ 213,643
Furniture and fixtures                                   100,713        112,442
Computer equipment and software                          120,653        113,570
Leasehold improvements                                      --             --
                                                       ---------      ---------
                                                         524,544        439,655
Accumulated depreciation and amortization               (225,414)      (132,640)
                                                       ---------      ---------

         Net property and equipment                    $ 299,130      $ 307,015
                                                       =========      =========


     As of December 31, 2006 and 2005, property and equipment held under capital lease are as follows:


                                                      December 31,  December 31,
                                                         2006           2005
                                                      ------------  ------------

Machinery and equipment                                  $ 46,631      $ 23,368
Furniture and fixtures                                      7,460          --
                                                         --------      --------
                                                           54,091        23,368
Accumulated amortization                                  (11,195)       (6,337)
                                                         --------      --------
         Net property and equipment held under
             capital leases                              $ 42,896      $ 17,031
                                                         ========      ========

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

     Property held under capital leases is amortized over the shorter of the terms of the respective leases or the estimated useful lives of the assets. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

      Assets                                                Useful Lives
      ------                                                ------------
                                                            3 - 7 years
      Machinery and equipment                               3 - 7 years
      Furniture and fixtures                                3 - 5 years
      Computer equipment and software                           5 years
      Leasehold improvements

     Upon retirement or other disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is included in the determination of net loss.

     Long-lived assets - The Company assesses its property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The company reviews its property and equipment and other definite-lived tangible and intangible assets for impairment on an annual basis or when events or circumstances indicate the existence of a possible impairment in accordance with SFAS 144. In determining whether an asset is impaired, the Company must again make assumptions regarding recoverability of costs, estimated future net cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets. As of December 31, 2006, the Company determined that it had excess fully depreciated floral embossing equipment and the carrying value of this equipment exceeded their estimated net future cash flows. The asset write-down of $103,095 was recorded in the fourth quarter of 2006. An impairment charge of $26,479 was recorded for the year ended December 31, 2005.

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

     Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $72,394 and $337,500 for the years ended December 31, 2006 and 2005, respectively.

     Income Taxes - Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company provides a valuation allowance for deferred tax assets when it does not believe that it is more likely than not that the deferred tax assets will be realized. As of December 31, 2006 and December 31, 2005, the Company has recorded a 100% valuation allowance on its deferred income tax assets.

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

     Common share equivalents consist of shares issuable upon the exercise of common stock options and shares issuable upon conversion of convertible debt. As of December 31, 2006 and 2005, there were 5,056,701 and 2,458,548 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

     In certain circumstances, mainly with international licensees, the Company has entered into non-cancelable license agreements that grant a license to the technology, provide the equipment and support, and provide exclusive rights to distribute imprinted floral products within a geographical region. Fees from these licensing agreements are also recognized in accordance with EITF 00-21 and are recorded initially as deferred revenue and recognized as revenue on a straight-line basis over the lives of the agreements.

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

     Sale of Area Development Rights

     Revenues from the sale of area development rights are deferred and recognized proportionately based on the number of franchises sold compared to the total franchises expected to be sold as set forth in each area developer's agreement with the Company. Franchise royalties, which are based on a percentage of franchised stores' sales, are recognized as earned

     Accounting for stock based compensation - Prior to December 31, 2005, as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation expense from the issuance of stock options was reflected in the Company's statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share Based Payment." This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and required companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

     On January 1, 2006 the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application method. Using this modified prospective application method, compensation cost is recognized on a straight-line basis for (1) all awards granted, modified, cancelled, or repurchased after the date of adoption and (2) the unvested portion of previously granted awards for which the requisite service has not yet been rendered as of the date of adoption, based on the fair value of those awards on the grant-date. In accordance with the modified prospective application method, operating results for the years ended December 31, 2005 and 2004 have not been restated.

     Stock-based compensation expense included in the statement of operations for the year ended December 31, 2006 was approximately $472,000. Option grants accounted for all of the 2006 share-based compensation expense.

     The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for periods presented prior to the Company's adoption of SFAS No. 123(R):

                                                                     Year Ended
                                                                    December 31,
                                                                       2005
                                                                    -----------
Net loss as reported                                                $(4,492,728)
Add (Deduct): Change in stock-based employee
    compensation included in reported net loss
Add: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards                                              (303,869)
                                                                    -----------

Pro forma net loss                                                  $(4,796,597)
                                                                    ===========

Net loss per common share (basic and diluted):
As reported                                                         $     (0.16)
                                                                    ===========
Pro forma                                                           $     (0.17)
                                                                    ===========

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

     The Company maintains its cash in bank deposit accounts that, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in its cash deposits. At December 31, 2006, the Company's cash in banks did not exceed the federally insured limits.

     Comprehensive loss - Net loss and comprehensive loss for the years ended December 31, 2006 and 2005, were equivalent.

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

     Recent accounting pronouncements - For the year 2005, the Company accounted for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB No. 25. Accordingly, no compensation expense was recorded for stock options granted to employees with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), "Share-Based Payment," which eliminates the alternative of applying the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. This standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

     SFAS No. 123R became effective for the Company beginning January 1, 2006, and we are using the Modified Prospective Application Method. Under the Modified Prospective Method, SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123.

     In December 2004, the FASB issued Staff Position No. FAS 109-1, "Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA)." The AJCA was signed into law in October 2004 and includes a tax deduction of up to 9 percent (when fully phased in) of the lesser of a) "qualified production activities income" as defined in the Act, or b) taxable income (after the deduction for the utilization of any net operating loss carry-forwards). The FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate deduction. The Company began claiming this benefit in 2006. The Company does not expect the adoption of Staff Position No. FAS 109-1 to have a material impact on the Company's financial position or results of operations.

(2)  Going Concern

     Our consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $14,920,353 through December 31, 2006. As of December 31, 2006, the Company had total cash available of $124,026 and a working capital deficit of $1,732,017.

     The above factors raise substantial doubt that the Company will be able to continue as a going concern. We are attempting to raise additional funds through the sale of equity securities; however, no assurance can be given that we will be able to locate interested sophisticated investors or obtain terms favorable to the Company. Any sale of additional equity or the conversion of any convertible debt securities would result in additional dilution to the Company's stockholders. If the Company is unable to obtain additional funding, it may be required to reduce or cease operations.

     The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3)  Intangible assets

     As of December 31, 2006 and 2005, intangible assets consist of the following:

                                                     December 31,  December 31,
                                                         2006          2005
                                                     -----------   ------------
Definite-lived intangible assets:
       Patents                                       $ 354,763      $ 287,967
            Less: accumulated amortization             (40,143)       (21,852)
                                                     ---------      ---------

            Net patent assets                          314,620        266,115
                                                     ---------      ---------

       Trademarks                                      176,785        133,434
            Less: accumulated amortization             (15,064)        (8,926)
                                                     ---------      ---------

            Net trademark assets                       161,721        124,508
                                                     ---------      ---------

            Net intangible assets                    $ 476,341      $ 390,623
                                                     =========      =========

     All intangible assets are being amortized on a straight-line basis over their estimated useful lives with a weighted average amortization period of approximately 18.12 years. Amortization expense was $24,429 and $17,464 for the years ended December 31, 2006 and 2005, respectively, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS 142, "Goodwill and Other Intangible Assets."

(4)  Accounts payable trade

     As of December 31, 2006, our accounts payable trade balance included amounts owed to three vendors amounting to 82% of total current liabilities. The amount of $207,129 was payable to the law firm of Holme, Roberts & Owen LLP. The amount of $144,989 was payable to the law firm of Kirton & McConkie. And, the amount of $51,885 was payable to the law firm of Jennings Strouss. These three firms represent the Company in all their legal matters.

(5)  Area development rights deposits

     During the year ended December 31, 2006, the Company entered into seven agreements for the sale of area development rights and received deposits totaling $397,533. These deposits represent funds collected from potential area developers of retail distribution outlets in territories that are both determined and yet to be determined. Three contracts totaling $167,985 resulted in signed contracts and three contracts totaling $191,548 were canceled or refunded. One contract for $38,000 was unresolved at year-end. In 2007, the contract was canceled and the funds returned.

     Area developers have a right to receive a refund of their deposits, plus interest, if the Company does not timely provide them with forms of area development agreements. One agreement for $100,000 with a potential area developer expired on December 23, 2005, but the potential area developer and the Company agreed to extend the term of the agreement until June 23, 2006. The Company was not able to refund the money when the extension ended. The refund was converted into a Note Payable with interest accruing at 10% simple interest per annum and is still outstanding at December 31, 2006.

(6)  Deferred revenue

     As of December 31, 2006, the Company has deferred revenue of $739,140. The revenue is deferred to future periods according to EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" previously described above. The deferred revenue consists of fees for area development rights and international licensing agreements.

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

     The Company recognized $256,505 and $0 associated with area development rights as of 2006 and 2005 respectively. The Company recognized revenue associated with international license fees of $27,022 and $124,701 respectively.

(7)  Notes payable to stockholders

     As of December 31, 2005, the Company owed $620,526 in non-convertible notes payable. As of December 31, 2006, our non-convertible notes payable have grown to $932,010. These notes payable to stockholders and non-affiliated individuals consist of the following:

     Unsecured note payable to a member of the
     Board of Directors and a stockholder. This
     note bears simple interest at 8% and matured
     on August 5, 2005. This note was subsequently
     extended until September 5, 2005 and is
     currently in default.                                              $250,000

     Unsecured notes payable to the Chairman of
     the Board of Directors who is also a
     significant stockholder. These notes bear
     simple interest at 8% and are due upon
     demand.                                                             195,526

     Unsecured notes payable to a member of the
     Board of Directors who is also a significant
     stockholder. These notes bear simple interest
     at 12% and are due on demand.                                       162,000

     Unsecured note payable to a member of the
     Board of Directors. The note bears simple
     interest at 10% and is due on demand.                                30,000

     Unsecured note payable to non-affiliated
     Revocable Trust. This note is due on demand
     and bears interest at a simple interest rate
     of 10%.                                                             100,000

     Unsecured note payable to a Corporation
     controlled by a member of the Board of
     Directors who is also a significant
     stockholder. The note bears interest at a
     compounding rate of 10.25%, adjusted
     quarterly. Twelve monthly payments are due
     beginning on January 1, 2008 with any final
     amounts due on January 1, 2009. Note is
     reported in the Long-Term Notes Payable to
     Stockholders.                                                       181,000

     Unsecured note payable to former employee and
     non-stockholder for purchase of store. Note
     bears simple interest of 10% and is due on
     May 9, 2007.                                                         13,484
                                                                        --------

     Total Unsecured, Non-Convertible Notes
     Payable                                                            $932,010
                                                                        ========

(8)  Convertible notes payable to stockholders

     For the Year Ended 2005, the Company had convertible notes payable to stockholders of $280,826. As of December 31, 2006, convertible secured notes payable to stockholders stands at $3,816,616 and consists of the following:

     Secured convertible note payable to a
     significant stockholder with interest at 12%
     and maturing January 10, 2010. The holder of
     the note may convert any portion of the
     principal and accrued interest for shares of
     common stock at $0.30 per share.                                  $ 870,000

     Secured convertible note payable to the same
     significant stockholder with interest at 12%,
     and maturing January 10, 2010. The holder of
     the note may convert any portion of the
     principal and accrued interest for shares of
     common stock at $0.30 per share. A beneficial
     conversion feature of $129,319 was recorded.
     As of December 31, 2006, the remaining debt
     discount was $123,647.                                              281,538

     Secured convertible note payable to a
     non-affiliated individual with simple
     interest at 12%, and maturing January 10,
     2010. The holder of the note may convert any
     portion of the principal and accrued interest
     for shares of common stock at $0.30 per
     share. A beneficial conversion feature of
     $129,319 was recorded. As of December 31,
     2006, the remaining debt discount was
     $123,647.                                                           281,538

     Secured convertible note payable to a member
     of the Board of Directors who is also a
     significant stockholder. This note bears
     compunding interest at 10.25% and matures
     January 10, 2012. The holder of the note may
     convert any portion of the principal and
     accrued interest for shares of common stock
     at $0.50 per share.                                               2,058,540

     Unsecured Line of Credit payable to a
     Corporation controlled by a member of the
     Board of Directors who is also a significant
     stockholder. The Line of Credit carries a
     compounding interest rate of 10.25%, recorded
     monthly and adjusted quarterly and is due
     January 1, 2008. The holder of the note may
     convert any portion of the principal and
     accrued interest for shares of common stock
     at $0.50 per share.                                                 325,000
                                                                      ----------

     Total Secured, Convertible Notes Payable                         $3,816,616
                                                                      ==========

(9)  Stock option plan

     In 2004, the Company's Board of Directors adopted the "2004 Speaking Roses Equity Incentive Plan" which expires in 2014. The 2004 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors and consultants The stock option plan establishes a minimum price for options of 100% of fair market value on the date of grant. Restricted stock awards may be qualified as a performance-based award that conditions a participant's award upon achievement by the Company or its subsidiaries of performance goals established by our Board of Directors' Compensation Committee.

     The number of shares, terms, and exercise period of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over four years and expire ten years from the date of grant. As of December 31, 2006, options to purchase 1,510,000 shares of common stock were authorized and reserved for future grant.

     A summary of stock option activity under the plan for the years ended December 31, 2006 and 2005 is as follows:

                                                                              2006                                2005
                                                                   -------------------------------     -------------------------
                                                                                       Weighted-                       Weighted-
                                                                                       Average                          Average
                                                                      Number           Exercise         Number         Exercise
                                                                    of shares           Price          of shares        Price
                                                                   -----------        ---------       -----------      ---------
Outstanding at beginning of year                                    1,450,000             1.32           890,000           1.67
Granted                                                             1,855,000             0.54           920,000           1.13
Exercised                                                                --                --               --              --
Cancelled                                                          (1,795,000)            0.90          (360,000)          1.70
                                                                   ----------            -----        ----------          -----
Outstanding at end of year                                          1,510,000             0.86         1,450,000           1.32
                                                                   ==========            =====        ==========          =====

Exercisable at year end                                               397,500             1.62           357,500           1.62
                                                                   ==========            =====        ==========          =====

Weighted average fair value of
   options granted during the year                                 $     0.54                           $   1.13
                                                                   ==========                         ==========

     As of December 31, 2006, options exercisable and options outstanding had a weighted average remaining contractual term of 8.9 and 9.3 years respectively.

     During the years ended December 31, 2006 and 2005, the Company did not grant any stock options with exercise prices that were less than the quoted closing market price of the Company's common stock on the date of the grant. A summary of stock options outstanding and exercisable under the Company's option plan is as follows:


      Exercise         Options            Contractual          Exercise             Options              Exercise
       Prices        Outstanding         Life (Years)           Price             Exercisable             Price
     ----------    --------------       ---------------       ---------           -----------            ---------
       $0.18             75,000              9.98               $0.18                      --             $
        0.19            400,000              9.72                0.19                      --
        0.70            515,000              9.15                0.70                      --
        1.50             50,000              8.60                1.50                 12,500               1.50
        1.60            300,000              7.90                1.60                300,000               1.60
        1.70            170,000              7.81                1.70                 85,000               1.70
                     ----------                                                    ---------

                      1,510,000                                                     397,500
                     ==========                                                    =========

     The fair value of ea option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                       Year Ended
                                                       December 31,
                                                   2006              2005
                                              --------------    --------------
Dividend yield                                      --                --
Expected volatility                            138% - 150%       548% - 566%
Risk-free interest rate                       3.95% - 4.34%     4.03% - 4.20%
Expected life of option (years)                    10.0              10.0

     Expected option lives and volatilities are based on historical data of the Company. Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

     During the years ended December 31, 2006 and 2005, no options were exercised. As of December 31, 2006, there was approximately $516,681 of total unrecognized share-based compensation cost related to grants under our plans that will be recognized over a weighted-average period of 1.6 years.

(10) Operating leases

     The Company moved its offices during the last quarter of 2005 to Salt Lake City, Utah where it leases approximately 15,000 square feet of office space for its corporate offices, customer service and production facilities. Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 are as follows:

                                                                    Operating
                                                                      Leases
                                                                    ---------
Year ending December 31,
           2007                                                       114,674
           2008                                                        37,560
           2009                                                        32,408
           2010                                                        32,407
                                                                    ---------

Total minimum payments                                              $ 217,049
                                                                    =========

     Total rent expense for all of the Company's operating leases was $139,562 and $148,233 for the years ended December 31, 2006 and 2005, respectively.

(11) Capital Leases

     The company had two equipment leases for flower dryers that carried over from 2005. During 2006, the company leased a new telephone system. Future minimum lease payments under capital leases as of December 31, 2006 are as follows:

                                                                      Capital
                                                                      Leases
                                                                    ---------
Year ending December 31,
           2007                                                     $  16,581
           2008                                                        16,311
           2009                                                        15,273
           2010                                                         8,755
                                                                    ---------

Total minimum payments                                              $  56,921
                                                                    =========

(12) Income taxes

     The Company has net operating loss carry-forwards and other temporary differences which give rise to deferred income tax assets. Because management has not determined that it is more likely than not that the deferred income tax assets will be realized, a 100% valuation allowance has been provided against the net deferred income tax assets. Provision for income taxes for the years ended December 31, 2006 and 2005 consists of minimum state income taxes actually paid during these years.

     The components of the net deferred income tax assets (liabilities) as of December 31, 2006 and 2005 are as follows:

                                                 December 31,       December 31,
                                                    2006               2005
                                                 -----------        -----------
Net operating loss carryforwards                 $ 7,141,854        $ 2,723,870
Depreciation and reserves                              1,543            (64,385)
Accruals and reserves                                552,522             87,255
Impairment of goodwill                                  --               26,479
Deferred revenue                                     739,140            140,172
Valuation allowance                               (8,435,059)        (2,913,391)
                                                 -----------        -----------

                                                 $     --           $     --
                                                 ===========        ===========

     Reconciliations between the benefits for income taxes at the federal statutory rate and the actual benefit for income taxes for the years ended December 31, 2006 and 2005 are as follows:

                                                 December 31,       December 31,
                                                    2006               2005
                                                 -----------        -----------
Federal income tax benefit at statutory rate        $ 2,867,920     $   990,553
State income tax benefit, net of federal
income tax effect                                       288,608         138,193
Other                                                      --              --
Change in valuation allowance                        (3,156,528)     (1,128,746)
                                                    -----------     -----------

Provision for income taxes                       $     --           $     --
                                                 ===========        ===========

     As of December 31, 2006, the Company has a net operating loss carry-forward available to offset future taxable income, if any, of approximately $7,141,000 which will expire at various dates from 2021 through 2025.

(13) Related party transactions

     Debt Arrangements. For the years ended December 31, 2006 and 2005, the Company paid management and consulting fees and other expenses totaling $425,027 and $117,352, respectively, to companies controlled by affiliates of certain principal stockholders of the Company. As of December 31, 2006, the Company had amounts payable to those companies totaling $9,180; All of the total was recorded in accounts payable, trade.

     For the year ended December 31, 2006, the total amount of interest expense paid to or accrued for loans from stockholders is $435,968.

     Area Development Agreement. In May of 2006, the company repurchased the Utah and Clark County, Nevada Area Development rights of Michael Glauser, a company employee. The terms of the repurchase and a copy of the agreement can be found in the company's Form 8-K filed June 29, 2006. .

(14) Subsequent events

     Ukraine - In January of 2007, the Developer of the Ukraine Area, under the supervision and with the approval of SRII, sold its first franchise. The purchasing franchisee extended their territory in March of 2007.

     Note Payable to Non-Affiliated Trust - In January of 2007, the non-affiliated Trust demanded their $100,000 note payable. The company is in negotiations with the Trust although at present, the company does not have the funds to repay the debt.

     Direct Pointe - In February, the Company entered into a contract with Direct Pointe under which Direct Pointe will provide all hardware and software support to the organization. This contract will replace all of the functions of the computer department (except for website software development). The contract is estimated to cost between $60,000 and $75,000 over 3 years.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no disagreements with our independent registered public accounting firm with respect to accounting and financial disclosure.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) of our company as of December 31, 2006. Based on this evaluation, our management identified a material weakness and our chief executive officer and chief financial officer have concluded that, as of December 31, 2006, the disclosure controls and procedures of our company were not effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our company has insufficient personnel and financial resources within its reporting functions, which constitutes a material weakness. We are evaluating the possibility of creating an additional committee to the board which would assist in monitoring our disclosure controls and procedures. We are continuing to analyze and evaluate methods by which we can improve the effectiveness of our disclosure controls and procedures given our insufficient resources.

ITEM 8B. OTHER INFORMATION

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

     During the year 2006 our Board of Directors currently expanded from five directors to six. All of our current directors, except for Messrs. Farrell and Rodriguez, who are executive officers of our company, are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers, Inc.
(NASD) listing standards. Biographical information for each person serving on our Board of Directors is set forth below:

     Alan K. Farrell

     In September 2006 Mr. Alan K. Farrell, 39, accepted the position as the President and Chief Executive Officer. Prior to accepting this position, Mr. Farrell served as the Vice President of Operations of Associated Food Stores, Inc., a cooperatively-owned wholesale distributor to almost 600 independently owned supermarkets in an eight state region since September, 2004. Between May, 1999 and July 2004, Mr. Farrell served in several management positions within and as a corporate officer of Kmart Corporation, most recently as its Vice President of West Central Division. Between January, 1994 and May, 1999, Mr. Farrell served in various management positions within Wal-Mart Stores, Inc., most recently as its Europe/Asia Regional Merchandise Manager. Mr. Farrell is a graduate of Brigham Young University from which he received a degree in Business Management.

     Blaine Harris

     Blaine Harris, 68, served as Chairman of our Board and as a director for the year of 2006. He resigned both positions effective February 2007. Mr. Harris joined Speaking Roses, LLC, the operating company from which we acquired our current business and assets ("SR"), in March 2003 as its sole manager. Mr. Harris also served as our Chief Executive Officer from February 2004 until April 2005. Between September, 2001 and February 2004, Mr. Harris was the Chief Executive Officer of TFL, a personal money management education training company. Mr. Harris has significant experience in developing businesses, particularly in areas of franchising, retailing, technology and real estate development, and was the Chief Executive Officer and part owner of Help-U-Sell, a nationally franchised real estate firm that was awarded the "Real Estate Franchise of the Year" by Inc. magazine. Mr. Harris is also the author of books on money management discipline. Mr. Harris attended Idaho State University, where he majored in economics and business management.

     Terrell A. Lassetter

     Terrell A. Lassetter, 76, has served as a director since 2004. During the period from May 26, 2006 to September 6, 2006 Mr. Lassetter acted as our Chief Executive Officer. Mr. Lassetter also acts as our Audit Committee Chairman. He has been a business consultant since 1987, and he was the owner of University Hyundai in Utah from early 1990 until June, 2005. Between 1953 and 1987, he was employed by International Business Machines Corporation (IBM), where he held various engineering and executive management positions. Mr. Lassetter was also the Chief Executive Officer and a regional developer of the Help-U-Sell franchise system. Between 1965 and 1987, Mr. Lassetter was an executive with IBM WorldTrade Corp., where he managed a number of IBM manufacturing plants outside the United States. Between 1977 and 1987, Mr. Lassetter managed the Lexington operations of IBM, which subsequently became Lexmark Corporation. Mr. Lassetter obtained his Master of Science in Electrical Engineering from the University of Kentucky and his Bachelor of Science in Electrical Engineering from the University of Tennessee.

     Rene Rodriguez

     Rene Rodriguez, 34, is our Vice President of Production and Operations and has served as a director since February, 2004. Mr. Rodriguez is a founder of SR and served as SR's Chief Operating Officer between October, 2001 and February 2004. Between 1991 and October, 2001, Mr. Rodriguez owned and operated a number of businesses in Santiago, Chile, including a group of related wholesale and retail companies for which he acted as General Manager. Mr. Rodriguez was responsible for all the administrative and distribution operations for those companies. Mr. Rodriguez obtained an international business administration degree from International Business School in Santiago, Chile, and business administration and marketing degrees from Inacap University in Temuco, Chile.

     Roland N. Walker

     In February, 2007, Mr. Walker, 51, was elected Chairman of our Board to serve until our next shareholder meeting. Mr. Walker has served as a director since 2004. He is one of the founders of SR. For more than the last five years, Mr. Walker has served in a variety of management and executive positions, primarily relating to his agricultural and real estate development operations in Idaho. Mr. Walker's agricultural operations include extensive potato and livestock operations, and his real estate developments include upscale housing developments, multi-use professional and retail developments, and professional building management. Mr. Walker is also the president of a private holding company for airplanes used for personal business, an officer of an office furniture company, an officer of a wholesale/retail video concern and a director of an electrical supply wholesaler. Mr. Walker is an alumnus of Brigham Young University, where he majored in marketing and communications.

     Robert E. Warfield

     Robert E. Warfield, 66, has served as a director since 2004 and serves as the current audit committee chairman. Between 1975 and May, 2003, Mr. Warfield was the regional manager for Moore Warfield & Glick Realtors. Mr. Warfield is also a certified residential broker with over thirty five years of experience in sales, management and real estate activities, and is the past president of the Greater Ocean City, Maryland Board of Realtors and a member of the Directors of Atlantic General

Hospital and the Ocean City Golf and Yacht Club. Mr. Warfield was a regional director and a franchisee for the State of Maryland for the Help-U-Sell franchise system. Since May, 2003, Mr. Warfield has been the Executive Vice President of Coldwell Banker Residential Brokerage and the President of Captain's Cove Group LLC. Mr. Warfield holds a Bachelor's Degree in Economics from Western Maryland College, which he obtained in 1962.

Executive Officers

     During the year 2006, we experienced significant changes in executive officers. Brief biographical information for each person acting as Executive Officers is set forth below:

     Alan K. Farrell : Chief Executive Officer and President

     See Mr. Farrell's biographical information above in the section labeled Directors.

     David R Nichols: Acting Chief Financial Officer and Controller

Mr. Nichols, 49, accepted the position of Acting Chief Financial Officer and Controller on December 12, 2006. Mr. Nichols is also functioning as Corporate Secretary. Prior to joining the Company, Mr. Nichols served as a director from August 01, 2003 to December 12, 2006 of a recently formed 501(c)(3) tax-exempt corporation, Donatis Group. Mr. Nichols's primary responsibilities for Donatis Group were benefit administration and program development and implementation, fund raising, marketing, and financial consulting. During the period of April 1993 through August 2003 acted in various management capacities for Zions Investment Securities, Inc. Zions Investment Securities, Inc. is a wholly owned subsidiary of Zions Bank headquartered in Salt Lake City, Utah and a subsidiary of Zions Bancorporation also headquartered in Salt Lake City, Utah. From October 1987 to April 1993, Mr. Nichols served in various management capacities for First Security Investor Services, a wholly owned subsidiary of First Security Corporation, which was acquired by Wells Fargo. Mr. Nichols is a graduate of the University of Utah from which he received a degree in Business Finance.

     Rene Rodriguez: Vice President of Production and Operations

     See Mr. Rodriquez's biographical information above in the section labeled Directors.

     John W. Winterholler: Chief Executive Officer and President

     Mr. Winterholler, 49, resigned his position as of May 31, 2006. He joined us as our President in April 2005 and became our Chief Executive Officer in May, 2005, upon the resignation of Mr. Harris. Mr. Winterholler was President and Chief Executive Officer of AST Trust Company, from April, 2004 to August, 2004. Prior to that, Mr. Winterholler held senior executive positions at Goldman, Sachs & Company from March, 2001 to April, 2004, US Bancorp/Piper Jaffray from May, 2000 to March, 2001, and American Express. He has a Bachelor of Science degree from Brigham Young University.

     Bradley E. Wittwer: Chief Financial Officer and Controller

     Mr. Wittwer, 48, resigned as our Chief Financial Officer and Controller on September 7, 2006. He has over 20 years experience in the health care, benefits administration, technology and investment industries. He has acted as chief financial officer and chief operating officer for companies and divisions ranging in size from $30 million to $165 million in annual sales. He also has extensive experience with board and client relations, and has served as a corporate secretary and treasurer for several corporations. Mr. Wittwer began his career working for IBM and has also worked for Arthur Andersen & Co., Intermountain Health Care, Health Benefits America, Medical Software Solutions, Wittwer Consulting, Inc., Advanced Benefit Solutions and most recently United Healthcare. He has a Bachelor's degree in Accounting from Brigham Young University and an MBA with an emphasis in corporate finance, also from Brigham Young University.

ITEM 10. EXECUTIVE COMPENSATION


     The following table shows for the fiscal years ended December 31, 2006, December 31, 2005, and December 31, 2004, compensation awarded or paid to executive officers earning in excess of $100,000 per year as of the end of the each fiscal year. During the fiscal years ended December 31, 2002 and 2003, we did not pay any cash compensation to our executive officers or directors.

                        Summary Compensaton Table

                                                                                                Long-Term
                                                                                               Compensation
                                                     --------------------------------------    ------------
                                                                                                Securities
                                                                               Other Annual     Underlying            All Other
                                                     Salary         Bonus      Compensation       Options           Compensation
Name and Principal Position               Year         ($)           ($)            ($)             (#)                ($)(3)
---------------------------               ----       ----------     -----      -------------    ------------        ------------
Blaine Harris                             2006       118,174 (1)      --             --                 --                7,901
      Chairman                            2005       155,500 (2)      --             --                 --               17,861
                                          2004       137,500          --             --              180,000             13,377
John W. Winterholler                      2006       154,934 (4)      --             --                 --                  --
     Chief Executive Officer and          2005       106,250          --             --                 --                  --
     President                            2004           --           --             --                 --                  --
Alan K. Farrell                           2006        45,331 (5)      --             --              100,000                --
     Chief Executive Officer and          2005           --           --             --                 --                  --
     President                            2004           --           --             --                 --                  --
Barbara Downey                            2006           --           --             --                 --                  --
     General Counsel                      2005       145,971 (6)      --             --                 --                  --
                                          2004           --           --             --                 --                  --

(1) - Mr. Harris resigned his position as Chairman of the Board in February, 2007.

(2) - Mr. Harris resigned his position as our Chief Executive Officer in May, 2005. He served as Chairman of the Board until 2007.

(3) - Includes the value of insurance premiums and automobile lease payments we paid on behalf of Mr. Harris.

(4) - Mr Winterholler served as the Company President and Chief Executive Officer from April of 2005 to August of 2006.

(5) - Mr Farrell became our President and Chief Executive Officer in September, 2006.

(6) - Ms Downey resigned as our General Counsel December, 2005.

Option and Incentive Plans

     Prior Plans. Through June 30, 2004, we maintained three option incentive plans. On June 30, 2004, our Board of Directors terminated all these plans.

     Our 1996-97 Stock Incentive Plan provided for the grant of share options to our employees and certain consultants, but not to our officers or directors. We had a total of 10,308 common shares (after adjustment for reverse split effected in February, 2004) reserved for issuance under this plan. No options are outstanding under this plan.

     Our 1997 Incentive Stock Option Plan provided for the grant of share options to such eligible persons as our Board of Directors determined. We had a total of 59,315 common shares (after adjustment for the February 2004 reverse split) reserved for issuance under this plan, but no options are outstanding. Options granted under this plan were required to meet certain requirements regarding exercise price and exercise period and transferability.

     Our Non-Employee Directors Stock Option Plan was adopted by our board and approved by our shareholders on July 14, 1998. The plan provided for the grant of options to purchase common shares to our non-employee directors. A total of 17,795 common shares (after adjustment for the February 2004 reverse split) were reserved for issuance under the plan. Non-employee directors were entitled to receive options for common shares upon election to the Board of Directors and were entitled to receive additional options at the date of each annual meeting during their term as director. Initial option grants vested over two years, and annual grants vested on the first anniversary of the date of grant. The exercise price for the options was the fair market value of the common shares at the date of grant, and the options have outside exercise periods of 10 years from the date of grant. There are currently options to acquire a total of 1,779 shares outstanding under this plan. The options were granted in 1998, are held by three persons who served as directors at that time, have exercise prices of $67.44 per share and are exercisable through the anniversary of the date of their grant in 2008.

     2004 Equity Incentive Plan.

     On August 12, 2004, our shareholders adopted our 2004 Equity Incentive Plan. The terms of the plan provide for the grant of various types of incentive compensation, including incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified share options, restricted share awards, share bonuses, share units, share appreciation rights and other share grants to certain qualified employees and consultants.

     Plan Administration.

     The plan is administered by our Compensation Committee. The committee is granted the authority and discretion under the plan to select participants or to delegate such authority to specified officers. Plan participants can include employees, including our officers and our directors that are also employees, on whose services we are or will become largely dependent, our consultants or our non-employee directors. The committee is also granted the discretion to determine the awards to be made under the plan, including the number of awards, the time and manner in which such awards are to be granted, the conditions upon which any award may be exercised or retained, and other terms and requirements of the various compensation incentives.

     Shares Subject to the Plan.

     The plan requires us to set aside 5,000,000 of our common shares for issuance under the plan as various forms of compensation incentives. The plan provides that the maximum number of shares for which a single participant may receive options is 5,000,000 shares. The plan also provides that any adjustments to our common shares (such as a forward or reverse share split) will automatically result in the equivalent adjustment being made to the number of shares which may be granted under the plan, the number of shares covered by outstanding awards under the plan, the number of shares available to any one participant, and the maximum number of shares available for grant as incentive options.

     Corporate Reorganization or Change in Control.

     Upon the occurrence of a Corporate Transaction (as that term is defined below), the committee has the discretion to:

     o    declare all options and share appreciation rights fully exercisable;

     o declare that all restrictions with respect to restricted shares and other awards have lapsed;

     o    declare any or all share units immediately payable;

     o provide for the assumption or substitution of any or all awards under the plan; or

     o make any other provision for the outstanding awards (including termination of the awards) as the committee deems appropriate.

The definition of "Corporate Transaction" includes, subject to certain qualifications:

     o our merger or consolidation with or into another corporation or other reorganization;

     o    a sale or conveyance of all or substantially all of our property;

     o    our dissolution or liquidation;

     o a change in control in which any individual, entity, or group, (other than a trustee or other fiduciary holding securities under an employee benefit plan), acquires beneficial ownership of 50% or more of our outstanding common shares or of the current voting power of our outstanding securities, or the members of our board of directors in place (or approved by at least two-thirds of the board of directors then in place) cease to represent the majority of the board of directors at any time during any period of three consecutive years; or

     o any other transaction that our board of directors determines to be a Corporate Transaction.

     Options.

     We may grant participants in the plan one or more options to purchase our common shares. Each such option must be designated by the committee as either an incentive option or a non-qualified option. Each option grant must be evidenced by an agreement or certificate setting forth the number of option shares granted, the manner of exercise, any withholding requirements, the exercise price for the shares, the duration and restrictions on exercise, and any consideration that we receive for the grant of the option. The option agreement may also restrict (for up to 180 days) the transfer of any shares acquired upon exercise of the option under certain circumstances or include a forfeiture provision if the participant is in violation of his or her non-competition, confidentiality, non-disclosure or other similar agreement.

     All options designated as incentive options must comply with the requirements of Section 422A of the Internal Revenue Code of 1986, as amended. The aggregate fair market value of the shares with respect to which incentive options are exercisable for the first time by an option holder in any calendar year cannot exceed $100,000, and the option period for incentive options may not exceed 10 years. The exercise price for all incentive options may not be less than the fair market value of the common shares on the date of the grant. Incentive options granted to shareholders holding ten percent or more of our common shares must have an option price of at least 110% of the fair market value of the shares on the date of the grant and the option period may not exceed five years. Incentive option grants are not assignable or transferable except by the laws of descent and distribution, and no shareholder rights can be transferred until the option holder becomes a shareholder of record.

     The following is a summary of the federal income tax treatment of the share options which may be granted under the plan based upon the current provisions of the Internal Revenue Code of 1986, as amended:

     The grant of a non-qualified share option under the plan is not taxable to the option holder at the time of grant. Upon the exercise of a non-qualified share option by the option holder, (1) the option holder will recognize taxable ordinary compensation income in an amount equal to the excess of the fair market value of the shares acquired on the date of exercise over the exercise price;
(2) we generally will be entitled to a corresponding compensation expense deduction; and (3) upon a sale of the shares so acquired, the option holder will have short-term or long-term capital gain or loss depending on the holding period, in an amount equal to the difference between the amount realized on such sale and the tax basis of the shares sold. In general, the option holder's tax basis in the shares will be equal to his or her fair market value on the date of exercise, and the holding period of the shares will begin at exercise.

     The grant of an incentive share option under the plan is not taxable to the option holder, and, upon the exercise of an incentive share option by an option holder during employment or within three months after termination of employment (12 months in the case of total disability), (1) the option holder will not recognize any ordinary compensation income at the time of exercise; (2) the excess of the fair market value of the shares received upon exercise over the exercise price paid will be includible in the option holder's alternative minimum taxable income; (3) no deduction will be allowed to us in connection with the exercise; and (4) upon a sale of the shares so acquired after the later of (a) one year from the exercise date, or (b) two years from the date of the incentive share option grant (the "ISO holding period"), any amount realized by the option holder in excess of the exercise price will be taxed as long-term capital gain, and any loss sustained will be a long-term capital loss. In general, an option holder's tax basis in the shares received upon the exercise of an incentive share option will be equal to the exercise price, and the holding period will begin at exercise.

     If the option holder disposes of any of the shares received upon the exercise of an incentive share option before the end of the ISO holding period (a "disqualifying disposition"), (1) the option holder generally will recognize taxable ordinary compensation income at the time of the disposition (and we will be entitled to a tax deduction) in an amount equal to the lesser of (x) die excess, if any, of the fair market value of the shares received over the exercise price on the date of exercise, or (y) the excess of the amount realized on the disposition over the exercise price; and (2) the option holder will recognize capital gain or loss (long-term or short-term, depending on the holding period) in an amount equal to the difference between (a) the amount realized upon the disposition and (b) the exercise price paid for the shares and the amount of ordinary income, if any, so recognized by the option holder.

     Restricted Share Awards.

     Participants in the plan may be granted one or more restricted awards consisting of our common shares. The participant's right to retain a restricted share award will be subject to certain restrictions, such as continuous employment with the company or the attainment of specific performance goals. A participant receiving a restricted share award is entitled to voting, liquidation and other shareholder rights upon receipt of the shares, but will not be able to transfer or encumber the shares, other than pursuant to the laws of descent and distribution.

     Share Units.

     The committee may award share units to participants. Share units provide recipients the rights to phantom or notional units equal in value to one common share. In connection with such awards, the committee will determine the number of share units to be granted, the goals and objectives to be satisfied, the time and manner of payment, and any other terms and conditions applicable to the share units.

     Share Appreciation Rights.

     The committee may grant share appreciation rights to eligible employees or eligible consultants that entitle the recipient to receive the increased value of the shares covered by the award from the date of grant to the exercise date. The committee is authorized to set the duration and the restrictions on exercise of share appreciation rights granted under the plan. The committee may, on the exercise date, elect to pay in cash the increase in the fair market value of the shares covered by the grant or issue to the participant the number of shares equal to such increased value.

     Share Bonuses.

     The committee may award share bonuses to participants, subject to such conditions and restrictions as it determines in its sole discretion. Share bonuses may be outright grants of common shares or may be grants of common shares subject to certain employment conditions or performance goals.

     Other Common Share Grants.

     The board of directors may, in its discretion, establish other incentive compensation arrangements under which participants may acquire common shares, whether by purchase, outright grant or otherwise. Any such arrangement will be subject to the plan and any shares issued in connection with such arrangement will be issued under the plan.

     Amendment, Modification and Termination of the Plan.

     The board of directors may terminate the plan at any time and may amend or modify the plan from time to time; provided that no such amendment or modification may become effective without the requisite shareholder approval, if required pursuant to applicable statutes or regulatory requirements or, if on the advice of counsel, we determine that shareholder approval is otherwise necessary or desirable. Additionally, no amendment of the plan may adversely affect any awards theretofore granted under the plan, without the consent of the participants holding such awards. Unless otherwise terminated by the board of directors, the plan will terminate at the close of business on the 10th annual anniversary of the effective date of the plan, and no awards will be granted pursuant to the plan after that termination. Awards outstanding at the time of the termination may continue to be exercised, become free of restrictions, or be paid in accordance with the terms of such awards.

        Option Grants in Last Fiscal Year


                                                                                                         Potential Realizable
                                                                                                           Value at Assumed
                                                                                                         Annual Rates of Stock
                          Number of            Percent of                                               Price Appreciation for
                         Securities          Total Options                                                  Option Term(4)
                         Underlying            Granted to          Exercise                        ---------------------------------
                           Options            Employees in           Price         Expiration
Name                       Granted            Fiscal Year          ($/Share)          Date             5%($)            10%($)
--------------------------------------     ------------------    -------------   ---------------   -------------   -----------------
John W. Winterholler          250,000  (1)            13.48%             0.43       Forfeited                 -                   -
Michael J. Glauser            150,000  (2)             8.09%             0.75       Forfeited                 -                   -
Bradley E. Wittwer            275,000  (3)            14.82%             0.70       Forfeited                 -                   -
Alan Farrell                  400,000  (4)            21.56%             0.19      9/18/2016             47,796             121,124
David Nichols                  75,000  (5)             4.04%             0.18      12/21/2016             8,490              21,516


(1)- Options were granted as follows: March 3, 2006 - 100,000 shares at $.70/share and June 1, 2006 - 150,000 shares at $.25/share. They were forfeited when he left the company in August of 2006.

(2)- Mr. Glauser served as our Vice President of Retail Operations. The options were granted on May 9, 2006 for 150,000 shares at $.70/share. They were forfeited in July of 2006 when he left the company.

(3)- Mr. Wittwer served as our Chief Financial Officer. The options were granted on February 16, 2006 - 200,000 shares at $.70/share and March 3, 2006 - 75,000 shares also at $.70/share. They were forfeited in July of 2006 when he left the company.

(4)- Mr. Farrell currently serves as President and CEO of the company. He received options for 400,000 shares at $.19/ share. 100,000 shares vested immediately upon being hired. The remaining options covering 100,000 shares will vest on each annual anniversary of the date of the grant, and will be fully vested on September 18, 2009.

(5)- Mr. Nichols currently serves as Controller/Acting CFO of the company. He received options for 75,000 share at $.18/ share. These options were granted on December 21, 2006. Options covering 25,000 shares will vest on each annual anniversary of the date of the grant, and willl be fully vested on December 21, 2009.


Employment, Severance and Change in Control Arrangements

     We have not entered into written employment, severance or change in control agreements with any of our executive officers other than with our former Chief Executive Officer, Mr. John W. Winterholler, and with our former Chief Financial Officer, Bradley E. Wittwer. Messrs. Winterholler's and Wittwer's respective employment agreements provided for continued employment for two years following a change of control (the "Employment Period") in essentially the position held prior to the change of control and at an annual base salary and average annual bonus based on the salary paid during the last fiscal year and the bonus paid in accordance with our practice prior to the change of control. In addition, during the Employment Period, Messrs. Winterholler and Wittwer are entitled to participate in all retirement plans, benefit plans and other employee benefits in effect prior to the change of control.

     Upon termination of employment by us following a change of control, other than for death, disability or cause, Messrs. Winterholler and Wittwer are entitled to receive, respectively, the sum of (i) his base salary and bonus through the date of termination, (ii) any accrued or deferred compensation or benefits, (iii) an amount equal to twice his annual base salary and target bonus, and (iv) continued coverage during the remainder of the Employment Period under our benefit plans, programs, practices or policies. If termination of either Messrs. Winterholler's or Wittwer's employment occurs for reasons unrelated to a change of control and is for other than death, disability or cause, he is entitled to receive his base salary and bonus through the stated term of the agreement, together with any accrued or deferred compensation or benefits.

     If Messrs. Winterholler's or Wittwer's termination of employment occurs by reason of death or disability, he is entitled to payment of his base salary and bonus through the date of termination, any deferred or accrued benefits, and other death or disability benefits. If he is terminated for cause during the Employment Period, we are obligated to pay to him his annual base salary through the date of termination, the amount of any compensation previously deferred, and any other benefits due through the date of termination, in each case to the extent not previously paid.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Walker and Lassetter sewed as members of the Compensation Committee of the Board of Directors during fiscal 2005. Each became a member of the Compensation Committee in April, 2004. Neither of the members of the Compensation Committee was, at any time during fiscal 2005, nor at any other time, officers or employees of our company. No member of the Compensation Committee or executive officer has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

             INFORMATION REGARDING BENEFICIAL OWNERSHIP OF PRINCIPAL
                     SHAREHOLDERS, DIRECTORS, AND MANAGEMENT



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the ownership of our common shares as of the record date by: (i) each director and nominee for director; (ii) the executive officer named in the Summary Compensation Table, and the officers which have not been named in the Summary Compensation Table;
(iii) our officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

     This section is under revision because of missing the deadline.

                                    Amount and Nature of
     Beneficial Owner*             Beneficial Ownership (1)    Percentage
-------------------------------  ---------------------------  -------------

Directors and Officers

   Blaine Harris                         3,631,355 (2)           10.24%
   Rene Rodriguez                        5,192,978 (3)           14.65%
   Roland N. Walker                      8,723,128 (4)           24.60%
   Terrell A. Lassetter                    579,175 (5)            1.63%
   Robert E. Warfield                      508,781 (6)            1.43%
   John W. Winterholler                    100,000 (7)             **
   Bradley E. Wittwer                            -                  -
   Michael J. Glauser                            -                  -
   Ted Lloyd                                 7,500 (8)             **
   Kenneth D. Redding                      223,000 (9)             **
   Alan K. Farrell                         100,000                 **
   David R. Nichols                              -

Significant Shareholders

   Steven F. Hanson                      3,231,538                9.11%
   Terry Isom                              831,538                2.35%

Directors and officers as a group
   (8 persons)(10)                      18,958,417

--------------------------------------

* Address for each officer and director is our office at 404 Ironwood Drive, Salt Lake City, Utah 84115

**   Less than one percent


(1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 131D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 29,947,773 shares outstanding on the record date, adjusted as required by rules promulgated by the SEC. The inclusion of any shares as "beneficially owned" for purposes of the reporting position of a person in this proxy statement does not constitute an admission of beneficial ownership of those shares. Under the rules of the SEC, beneficial ownership includes ownership of any shares issuable on exercise of stock options or warrants held by that person and that are currently exercisable or are to become exercisable within 60 days thereafter.

(2) Includes 180,000 shares issuable upon exercise of outstanding options that are currently exercisable or are to become exercisable within 60 days of the record date.

(3) Includes 15,000 shares issuable upon exercise of outstanding options that are currently exercisable or are to become exercisable within 60 days of the record date.

(4) Includes 50,000 shares issuable upon exercise of outstanding options that are currently exercisable or are to become exercisable within 60 days of the record date. Also includes 250,000 shares held in trust for the benefit of Mr. Walker's grandchildren. Mr. Walker, as trustee, has voting and investment control over such shares and disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(5) Includes 50,000 shares issuable upon exercise of outstanding options. Also includes 28,394 shares held by University Hyundai, an entity owned by Mr. Lassetter. Mr. Lassetter disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(6) Includes 20,000 shares issuable upon exercise of outstanding options that are currently exercisable or are to become exercisable within 60 days of the record date.

(7) Includes 100,000 shares issuable upon exercise of outstanding options that are currently exercisable or are to become exercisable within 60 days of the record date.

(8) Includes 7,500 shares issuable upon exercise of outstanding options that are currently exercisable or are to become exercisable within 60 days of the record date.

(9) Includes 15,000 shares issuable upon exercise of outstanding options that are currently exercisable or are to become exercisable within 60 days of the record date. Also includes 100,000 and 8,000 shares held by Mr. Redding's wife and minor child, respectively. Mr. Redding disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(10) Assumes the matters set forth in footnotes 2 through 9 and includes 437,500 shares subject to share options exercisable within 60 days of the record date.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(1) In 2006, the company retained Chad Harris as an independent contractor to manage its sales and marketing efforts. Mr. Harris is the son of Blaine Harris, the Company's Chairman of the Board of Directors. Mr. Harris received $168,856 in fees for his services. At 12/31/06, the company owed Mr. Harris an additional $25,346. This amount is reflected in the company's account payable account.

(2) Mr. Steven F. Hanson holds convertible notes payable. He is considered a related party because he owns more that 5% of the Company's stock. In 2006, the Company paid Mr. Hanson $111,465 in interest.

(3) The Company paid Mr. Rollie Walker, Board Member and significant shareholder, $85,742 in interest on his convertible notes payable.

(4) Mr. Michael Glauser, former corporate executive and shareholder, was paid $28,024 for work provided in helping the Company develop its Retail Marketing Channel. The company later bought out his store and area as previously reported above. The Company also owes Mr. Glauser an additional $2,475 at 12/31/06.

(5) Mr. T.A. Lassetter, Jr., son of a Company Board Member, opened a franchise in Idaho. At 12/31/06, he owes the Company $46,510.

(6) At December 31, the Company accrued $447,942 in interest expense payable on the Notes Payable previously discussed. The notes are all payable to related parties.





               (The Rest Of This Page Is Intentionally Left Blank)

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

Exhibit         Description
-------         -----------

3.1             Articles of Incorporation of Speaking Roses International, Inc
                (1)

3.2             Bylaws of Speaking Roses International, Inc. (2)

4.1 Form of promissory notes issued by the Company to Blaine Harris in the aggregate principal amount of $195,526 (3)

4.2 Line of Credit Agreement between the Company and Dos Lagos, LLC, dated May 11, 2006 (4)

4.3 Exchange Agreement between the Company and Steven F. Hanson, dated February 6, 2006 (3)

4.4             Agreement to Extend Debt Obligations among the Company, Steven
                F. Hanson and Terry Isom, dated November 10, 2006 (5)

4.5 First Amendment to Promissory Note between the Company and Dos Lagos, LLC, dated November 10, 2006 (5)

4.6 First Amendment to Line of Credit Agreement between the Company and Dos Lagos, LLC, dated November 10, 2006 (5)

4.7 Line of Credit Agreement between the Company and Dos Lagos, LLC, dated October 30, 2006 (5)

10.1 Equipment Lease and License Agreement between Speaking Roses International, Inc. and Dole Fresh Flowers, Inc. (6)

10.2 Form of Area Development Agreement of Speaking Roses Development Corporation (7)

10.3            Form of Franchise Agreement of Speaking Roses Development
                Corporation (4)

10.4 Independent Contractor Non-Disclosure and Non-Competition Agreement between the Company and Terry Isom, dated October 13, 2005, and Amendment of Independent Contractor Non-Disclosure and Non-Competition Agreement between the Company and Terry Isom, dated February 6, 2006 (3)

10.5*           Executive Employment Agreement between the Company and Bradley
                E. Wittwer dated January 18, 2006 (8)

10.6 Advisory Agreement between the Company and BayHill Group LC, dated January 6, 2006 (3)

10.7            Form of Intellectual Property License Agreement (9)

10.8            Form of Equipment Lease Agreement (9)

10.9 Modification and Restructuring Agreement among the Company, Speaking Roses Development Corporation, Michael Glauser, Business Retail Group, LLC, dated May 9, 2006 (9)

10.10 Patent Security Agreement among the Company, Steven F. Hanson and Terry Isom, dated November 10, 2006 (5)

10.11           Patent Security Agreement between the Company and Dos Lagos,
                LLC, dated

                October 30, 2006 (5)

14.1            Codes of Ethics (10)

21.1            Subsidiaries of the Registrant

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

(1) Incorporated by reference from our Information Statement on Schedule 14C dated December 23, 2003.

(2) Incorporated by reference from our Current Report on Form 8-K filed on March 29, 2006.

(3) Incorporated by reference from our Current Report on Form 8-K filed on February 8, 2006.

(4) Incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 15, 2006.

(5) Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006.

(6) Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 15, 2004.

(7) Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 21, 2005.

(8) Incorporated by reference from our Current Report on Form 8-K filed on March 31, 2006.

(9) Incorporated by reference from our Current Report on Form 8-K filed on June 29, 2006.

(10) Incorporated by reference from our annual report on Form 10-KSB filed April 13, 2004.

* Compensatory plan, contract or arrangement

(B)  REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended December 31, 2006:

     Report Filing Date   Item Reported
     ------------------   -------------
(a)  Current Report on    Item 1.01:  Entry into a Material Definitive Agreement
     Form 8-K filed       Item 2.02:  Results of Operations and Financial
     December 22, 2006                Condition
                          Item 2.03:  Creation of a Direct Financial Obligation
                                      or an Obligation under an Off-Balance
                                      Sheet Arrangement of a Registrant
                          Item 3.02:  Unregistered Sales of Equity Securities
                          Item 5.02:  Departure of Directors or Principal
                                      Officers; Election of Directors;
                                      Appointment of Principal Officers
                          Item 9.01:  Financial Statements and Exhibits


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees and costs paid to our independent registered public accounting firm, Tanner LC, during the last two fiscal years for professional services rendered to us:

                                              Years Ended December 31,
                                            ----------------------------

                                              2006               2005
                                            Tanner LC          Tanner LC
                                            ---------          ---------
      Audit fees                            $117,691            $110,449
      Audit-related fees                      28,775*              2,573
      Tax fees                                    --                  --
      All other fees                              --                  --
                                            --------            --------

      Total                                 $146,466            $113,022
                                            ========            ========

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

     Our audit committee reviewed and pre-approved all audit and non-audit services provided by Tanner LC during 2006 and 2005, and has determined that those firms' provision of such services to us during 2006 and 2005 was compatible with and did not impair their independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

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

           SPEAKING ROSES INTERNATIONAL, Inc.

           By:      /s/ Alan K. Farrell
                    Alan K. Farrell
                    President and
                    Chief Executive Officer

           Date:    May 17, 2007


           By:      /s/ David R. Nichols
                    David R. Nichols
                    Conrtoller and Acting Chief Financial Officer

           Date:    May 17, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            /s/ Roland N. Walker                      /s/ Rene Rodriguez
            Roland N. Walker                          Rene Rodriguez
            Director                                  Director
            May 17, 2007                              May 17, 2007

            /s/ Terrell A. Lassetter                   /s/ Robert E. Warfield
            Terrell A. Lassetter                      Robert E. Warfield
            Director                                  Director
            May 17, 2007                              May 17, 2007

            /s/ Alan K. Farrell
            Alan K. Farrell
            Director
            May 17, 2007 May 17, 2007

--------------------------------------------------------------------------------