Form 10QSB
period 2007-03-31
SPEAKING ROSES INTERNATIONAL INC
filed 2007-06-21
CIK 884321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)
      [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the three-month period ended March 31, 2007
      [ ]                             OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of June 18, 2007 there were 35,653,316 common shares outstanding.

                               TABLE OF CONTENTS


PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis or Plan of Operations
Item 3.  Controls and Procedures


PART II
OTHER INFORMATION
Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities and use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Report on Form 8-K


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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

The accompanying unreviewed and unaudited condensed consolidated financial statements of Speaking Roses International, Inc. and Subsidiary ("SRII" or the "Company") as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the notes hereto, and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our consolidated financial position as of March 31, 2007 and December 31, 2006 and our consolidated results of operations and cash flows for the three months ended March 31, 2007 and 2006 have been included. The consolidated results of operations for the three months ended March 31, 2007 may not be indicative of the results for the year ending December 31, 2007.

In Management's Discussion and Analysis or Plan of Operations in Item 2, we have compared the operating results and financial position of SRII for the three months ended March 31, 2007 and for the three months ended March 31, 2006. We believe these comparisons may not be meaningful and caution should be exercised by readers in utilizing these comparisons.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS
                                     ------
CURRENT ASSETS
     Cash                                                         $     151,756
     Accounts receivable, less allowance for
       doubtful accounts of $61,561                                     201,396
     Inventories                                                         65,847
     Prepaid expenses                                                    56,068
     Other current assets                                                 3,484
                                                                  --------------

           TOTAL CURRENT ASSETS                                         478,551
                                                                  --------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization
     of $260,987                                                        281,312
                                                                  --------------

OTHER ASSETS
     Deposits                                                            24,450
     Patents and trademarks, net of accumulated
       amortization of $61,873                                          480,317
     Other Assets                                                           796
                                                                  --------------

           TOTAL OTHER ASSETS                                           505,563
                                                                  --------------


           TOTAL ASSETS                                           $   1,265,426
                                                                  ==============











                                    Continued

     See accompanying notes to condensed consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


CURRENT LIABILITIES
     Accounts payable, trade                                      $     646,209
     Accrued expenses                                                   103,665
     Area development rights deposits                                         -
     Accrued interest                                                   266,957
     Current portion of deferred revenue                                270,215
     Current portion of capital lease obligations                        11,318
     Note Payable                                                       100,000
     Current portion of related party notes payable                     651,010
                                                                  --------------

           TOTAL CURRENT LIABILITIES                                  2,049,375
                                                                  --------------

LONG-TERM LIABILITIES
     Related party notes payable                                              -
     Convertible notes payable, net of debt discount
        of $226,875                                                   4,445,741
     Deferred Revenue, less current portion                             410,047
     Capital Lease Obligations, less current portion                     31,748
                                                                  --------------

           TOTAL LONG-TERM LIABILITIES                                4,887,535
                                                                  --------------

TOTAL LIABILITIES                                                     6,936,910
                                                                  --------------

COMMITMENTS AND CONTINGENCIES (see note 15)

STOCKHOLDERS' DEFICIT
     Preferred Stock, par value $.001; authorized
        30,000,000 shares, no shares issued                                   -
     Common Stock, par value $.001; authorized
        70,000,000 shares, 35,653,316 shares issued
        and outstanding                                                  35,653
     Additional paid-in capital                                       9,897,774
     Accumulated deficit                                            (15,604,911)
                                                                  --------------

           TOTAL STOCKHOLDERS' DEFICIT                               (5,671,484)
                                                                  --------------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $   1,265,426
                                                                  ==============



                                    Concluded

     See accompanying notes to condensed consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                        2007           2006
                                                    ------------   -------------
SALES
     Product sales                                  $    414,821   $    369,882
     License fees and other revenue                      139,767         75,473
     Royalties                                             8,440         15,553
                                                    ------------   -------------
         NET SALES                                       563,028        460,908

OPERATING EXPENSES
     Cost of goods sold                                  351,973        354,200
     General and adminstrative                           359,485        715,058
     Sales and marketing                                 232,271        241,852
     Research and development                            147,397         36,642
                                                    ------------   -------------

         TOTAL OPERATING EXPENSES                      1,091,126      1,347,752
                                                    ------------   -------------

         OPERATING LOSS                                 (528,098)      (886,844)
                                                    ------------   -------------

OTHER INCOME (EXPENSE)
     Other income                                              -          9,682
     Interest Income                                           -              5
     Other expense                                             -           (768)
     Interest expense                                   (155,461)      (507,926)
     Loss on extinguishment of debt                            -        (98,457)
                                                    ------------   -------------

         TOTAL OTHER (EXPENSE), NET                     (155,461)      (597,464)
                                                    ------------   -------------

         LOSS BEFORE PROVISION FOR INCOME TAXES         (683,559)    (1,484,308)

         Provision for income taxes                       (1,000)             -
                                                    ------------   -------------

         NET LOSS                                   $   (684,559)  $ (1,484,308)
                                                    ============   =============


         NET LOSS PER COMMON SHARE, BASIC AND
           DILUTED                                  $     (0.02)   $      (0.05)
                                                    ============   =============

         WEIGHTED AVERAGE NUMBER OF COMMON
             SHARES OUTSTANDING,
                 BASIC AND DILUTED                    35,539,825     29,363,051
                                                    ============   =============




     See accompanying notes to condensed consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                        2007           2006
                                                    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $   (684,559)  $ (1,484,308)
  Adjustments to reconcile net loss to net cash
      Used in operating activities:
      Depreciation and amortization                       71,359         36,989
      Common stock issued for consulting services        181,235              -
      Interest expense recorded as an increase to
          convertible notes payable                            -         38,959
      Loss on extinguishment of debt                           -         98,457
      Amortization of deferred compensation              (85,242)        48,527
      Loss on sale of assets                              (3,467)           568
      Interest expense from beneficial debt
         conversion features and amortization
         of debt discount                                 20,418        412,783
      (Gain) on forgiveness of liability                       -         (9,656)
  (Increase) / decrease in operating assets:
      Accounts receivable                               (110,631)      (237,941)
      Inventories                                          7,989         10,320
      Prepaid expenses                                   (52,259)        (4,014)
      Other current assets                                (1,589)      (279,283)
      Deposits                                            (2,648)         7,867
  Increase / (decrease) in operating liabilities:
      Accounts payable                                   136,582         46,016
      Accrued expenses                                  (104,271)       (19,323)
      Area development rights deposits                   (38,000)             -
      Accrued interest                                   133,321         55,843
      Capital leases                                           -              -
      Deferred revenue                                   (58,878)       666,623
                                                    ------------   -------------
          NET CASH USED IN OPERATING ACTIVITIES         (590,638)      (611,573)
                                                    ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (46,874)       (19,176)
  Cash Proceeds from sale of assets                        3,467            508
  Increase in patents, trademarks and other
    intangibles                                          (10,643)       (35,282)
                                                    ------------   -------------
          NET CASH USED IN INVESTING ACTIVITIES          (54,050)       (53,950)
                                                    ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to stockholders            675,000        740,000
  Principal payments on notes payable                          -              -
  Principal payments on capital lease obligations         (2,582)          (815)
  Proceeds from sale of common stock                           -              -
                                                    ------------   -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES      672,418        739,185
                                                    ------------   -------------
          INCREASE / (DECREASE) IN CASH                   27,730         73,662
          CASH AT BEGINNING OF YEAR                      124,026         36,814
                                                    ------------   -------------
          CASH AT END OF YEAR                       $    151,756    $   110,476
                                                    ============   =============

--------------------------------------------------------------------------------
CASH PAID DURING THE YEAR FOR
  Interest                                          $      1,721   $        340
  Income taxes                                      $      1,000   $          -



                                    Continued


      See accompanying notes to condensed consolidated financial statements

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Supplemental schedule of non-cash investing and financing activities during the three months ended March 31, 2007:

None

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



                                    Concluded

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


(1)      Summary of significant accounting policies
         ------------------------------------------

         Nature of operations - Speaking Roses International, Inc. and subsidiary (collectively, the "Company" or "SRII") own patented and other proprietary technology used to emboss flowers and other products. The technology allows end users to request personalized floral arrangements using standardized or unique messages, logos, trademarks, and pictures. In addition to its own production, the Company has licensed that technology to large wholesale flower concerns and other parties to perform the actual embossing of flowers. In the United States, the Company sells embossed flowers and bouquets containing embossed flowers directly to individuals, businesses, florists, chain stores, funeral homes and large wedding and corporate event planners with production and fulfillment primarily provided by the Company and by licensed wholesale flower providers. The Company has developed a retail distribution model and has begun to offer area licensing and limited franchise rights in strategically located areas which do not require regulatory approval. The Company formed a wholly owned subsidiary, Speaking Roses Development Corporation ("SRDC"), during August 2005 through which to conduct its limited franchise activities. SRII's condensed consolidated financial statements include the accounts of SRDC from the date of inception. The Company has also licensed the technology and equipment to exclusive licensees in international markets and is beginning to offer area development and franchise rights internationally.

         Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting and in accordance with the instructions to Form 10-QSB but do not include all of the information and notes required by U.S. generally accepted accounting principles and should, therefore, be read in conjunction with the notes hereto, and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position and consolidated results of operations have been included. The interim operating results are not necessarily indicative of the results for a full year.

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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

         ------------------------------------------------------

         Long-lived assets - The Company assesses its property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its property and equipment and other definite-lived tangible and intangible assets for impairment on an annual basis or when events or circumstances indicate the existence of a possible impairment in accordance with SFAS No. 144. In determining whether an asset is impaired, the Company must make assumptions regarding recoverability of costs, estimated future net cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets. The Company did not record any impairment charges for the three months ended March 31, 2007 and 2006.

         Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense was $0 and $8,125 for the three months ended March 31, 2007 and 2006, respectively.

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

         Common share equivalents consist of shares issuable upon the exercise of common stock options and shares issuable upon conversion of convertible debt. As of March 31, 2007 and 2006, there were 6,358,864 and 4,857,916 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

         Revenue recognition - The Company recognizes revenue from direct sales of floral products and supplies, the sale of license agreements and related equipment, royalties related to licensing agreements, the sale of area development rights, and the sale of franchises.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

         ------------------------------------------------------

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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

         ------------------------------------------------------

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

         Sale of Area Development Rights
         Revenues from the sale of area development rights are deferred and recognized proportionately based on the number of franchises sold compared to the total franchises expected to be sold as set forth in each area developer's agreement with the Company. Franchise royalties, which are based on a percentage of franchised stores' sales, are recognized as earned. As of March 31, 2007, the Company recognized $8,440 from international franchise area development rights, but had not yet recognized any revenue associated with domestic franchise fees, area development rights or franchise royalties.
         Sales-Type Lease Revenue
         Revenue attributable to sales-type leases is recognized over the term of the lease agreement in accordance with SFAS No. 13, Accounting for Leases, as amended.

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

(2)      Going concern
         -------------

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $15,604,911 through March 31, 2007 and a loss of $684,559 for the three months ended March 31, 2007. As of March 31, 2007, the Company had total cash available of $151,756 and a working capital deficit of $1,570,824 down 1,220,788 over the same period of the previous year due to an aggressive debt restructuring effort.

         In spite of the restructuring efforts, the above factors raise substantial doubt that the Company will be able to continue as a going concern.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

         -------------------------

         The Company is attempting to raise additional funds through the sale of its equity securities; however, no assurance can be given that the Company will be able to obtain such financing at all or on terms favorable  to  the  Company.  Any  sale  of  additional  equity  or the
         conversion  of  any  convertible   debt  securities   would  result  in
         additional dilution to the Company's stockholders. If the Company is unable to obtain additional funding, it may be required to reduce or cease operations. During the three months ended March 31, 2007, the Company did not issue any of its shares of common stock for cash.

         The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3)      Inventories
         -----------

         Total inventories for the periods of March 31, 2007 and March 31, 2006 consist of the following:


                                                        2007           2006
                                                    ------------   -------------

           Floral products                          $    13,544    $     12,448
           Non-floral products                           23,987          30,835
           Embossing supplies                            21,250          24,855
           Shipping materials                             7,066           5,697
                                                    ------------   -------------

             Total inventories                      $    65,847    $     73,835
                                                    ============   =============


(4)      Area lease and development right deposits
         -----------------------------------------

         As of March 31, 2007, the Company has area lease and development rights deposits totaling $60,000 which represent funds collected from international area licensees and developers of retail distribution outlets in territories that are both determined and yet to be determined. Area leasees and developers have a right to receive a refund of their deposits, plus interest, if the Company does not timely provide them with forms of area development agreements.

         During the year ended December 31, 2006, the Company entered into seven agreements for the sale of area development rights and received deposits totaling $397,533. These deposits represent funds collected from potential area developers of retail distribution outlets in territories that are both determined and yet to be determined. Three contracts totaling $167,985 resulted in signed contracts and three contracts totaling $191,548 were canceled or refunded. One contract for $38,000 was unresolved at year-end, and in the first quarter 2007, the contract was canceled and the funds returned.

         Area developers have a right to receive a refund of their deposits, plus interest, if the Company does not timely provide them with forms of area development agreements. One agreement for $100,000 with a potential area developer expired on December 23, 2005, but the

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


(4)      Area lease and development right deposits
         -----------------------------------------

         potential area developer and the Company agreed to extend the term of the agreement until June 23, 2006. The Company was not able to refund the money when the extension ended. The refund was converted into a Note Payable with interest accruing at 10% simple interest per annum and is still outstanding at March 31, 2007.

(5)      Deferred revenue
         ----------------

         As of March 31, 2007, the Company has deferred revenue of $529,048 which consists of $321,335 of deferred revenue associated with area development rights, $149,213 associated with franchise fees, and $58,500 associated with international licensing agreements.

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

         For the three months ended March 31, 2007, the Company recognized $382 of revenue from international franchise area development rights, but has not yet recognized any revenue associated with domestic area development rights, franchise fees, or franchise royalties. The Company recognized $139,763 and $56,716 of international license fee revenue for the three months ended March 31, 2007 and 2006, respectively.







            (The remainder of this page is intentionally left blank)

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



(6)      Notes payable to stockholders
         -----------------------------

Unsecured note payable to a member of the Board of Directors and a stockholder with simple interest at 8%, and maturing August 5,
2005. This note was subsequently extended until September 5, 2005
and is currently in default                                         $   250,000

Unsecured notes payable to the Chairman of the Board of Directors who is also a significant stockholder with simple interest at 8%,
due upon demand                                                         195,526

Unsecured notes payable to a member of the Board of Directors who is also a significant stockholder with simple interest at 10%,
due on demand                                                           162,000

Unsecured note payable to a member of the Board of Directors with
simple interest at 10%, due on demand                                    30,000


Note payable to a corporation controlled by a member of the Board of Directors who is also a significant stockholder with interest at prime plus 2% (10.25% at March 31,2007), adjusted quarterly, secured by patents Twelve monthly payments are due beginning on
January 1, 2008 with any final amounts due on January 1, 2009           181,000

Unsecured note payable to former employee and non-stockholder for purchase of store. Note bears simple interest of 12% and is due
on May 9, 2007                                                           13,484
                                                                    -----------

Total                                                                   832,010
Less Current Portion                                                    651,010
                                                                    -----------
Long-Term Portion                                                   $   181,000
                                                                    ===========

Maturities of related party non-convertible notes payable for each of the five years subsequent to December 31, 2006 are as follows:

        2007                                                        $   651,010
        2008                                                            181,000
                                                                    -----------
        Total                                                       $   832,010
                                                                    ===========




            (The remainder of this page is intentionally left blank)

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



(7)      Convertible notes payable to stockholder
         ----------------------------------------

         As of March 31, 2006, convertible notes payable to stockholder consist of the following:

Note payable to a significant stockholder with interest at 12%
maturing January 10, 2010, convertible into shares of common stock at $0.30 per share, secured by corporate patents and
trademarks.                                                         $   870,000

Note payable to the same significant stockholder with interest at
12%, maturing January 10, 2010, convertible into shares of common stock at $0.30 per share and secured by the Company's patents and trademarks. A beneficial conversion feature of $129,319 was
recorded. As of March 31, 2007, the remaining debt discount was
$113,438.                                                               281,538

Note payable to a stockholder with simple interest at 12%,
maturing January 10, 2010, convertible into shares of common stock at $0.30 per share, secured by the Company's patents and trademarks. A beneficial conversion feature of $129,319 was
recorded. As of March 31, 2007, the remaining debt discount was
$113,438.                                                               281,538

Note payable to a member of the Board of Directors who is also a significant stockholder, with interest at prime plus 2% (10.25%
at March 31, 2007), due in monthly installments commencing
January 1, 2008 and maturing January 10, 2012, convertible into shares of common stock at $0.50 per share, secured by patents and
trademarks.                                                           2,058,540

Line of credit payable to a Corporation controlled by a member of the Board of Directors who is also a significant stockholder, with interest at 10.25%, maturing January 1, 2008 convertible into shares of common stock at $0.50 per share, secured by
patents and trademarks.                                               1,000,000

                                                                    -----------
Total                                                                 4,491,616
Less debt discount                                                     (247,294)
                                                                    -----------
Net Total                                                           $ 4,244,322
                                                                    ===========

Maturities of related party convertible notes payable for each of the five years subsequest to December 31, 2006 are as follows:

     2007          $          -
     2008               839,635
     2009               514,635
     2010             1,947,711
     2011               514,635
                   ------------
     Total         $  3,816,616
                   ============

(8)      Stockholders equity
         -------------------

         During the three months ended March 31, 2007, the Company issued a total of 196,428 shares in consideration for media and marketing services to be provided during the second quarter 2007. This transaction was reported in an 8-K filing on March 1, 2007.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

         ------------------------------------

         The table below summarizes stock option activity pursuant to the Company's 2004 Speaking Roses Equity Incentive Plan (the "Plan") for the three months ended March 31, 2007. Under the Plan, 5,000,000 shares of the Company's Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of the Company's Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the date of grant or commencing either six or 12 months from the option grant date.



                                                                Weighted Average
                                             Weighted Average   Contractual Life
                              Options          Exercise Price      In Years
                            -------------  -------------------  ----------------
Outstanding, December 31,
2006                           1,510,000                 0.86

       Granted                         -
       Exercised                       -
       Canceled                        -
                            -------------

Outstanding, March 31,
2007                           1,510,000                 0.86              8.68

Exercisable, March 31,
2007                             397,500                 1.62              7.66

         * The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company's stock was $0.24 per share as of March 31, 2007.

         No stock options were granted in the first quarter 2007. Therefore, no weighted average was calculated.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

         ------------------------------------

         The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable as of March 31, 2007:


                    Options Outstanding                                 Options Exercisable
              -----------------------------------------------   --------------------------------------------
 Range of                        Remaining                                                      Remaining
 Exercise        Options        Contractual        Exercise       Options         Exercise     Contractual
  Prices       Outstanding      Life (Years)         Price      Exercisable        Price       Life (Years)
-----------   ---------------   -------------   -------------   ------------   ------------    -------------
$     0.18            75,000            9.73    $       0.18              -    $
      0.19           400,000            9.48            0.19              -
      0.70           515,000            8.91            0.70              -
      1.50            50,000            8.35            1.50         12,500           1.50             8.35
      1.60           300,000            7.65            1.60        300,000           1.60             7.65
      1.70           170,000            7.56            1.70         85,000           1.70             7.56
              ---------------                                   ------------

                   1,510,000                                        397,500
              ===============                                   ============

Weighted Average                        8.68            0.86                          1.62             7.66

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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



(10)     Related party transactions
         --------------------------

         For the three months ended March 31, 2007 and 2006, the Company paid management and consulting fees and other expenses totaling $147,058 and $70,835, respectively, to companies controlled by affiliates of certain principal stockholders of the Company.

         Debt Arrangements. As of March 31, 2007, the Company has a demand note payable to Mr. Bob Warfield, who is a member of the Company's Board of Directors, with a principal amount of $250,000. The note bears simple interest at an annual rate of 8%. (See Note 6 for further details.)

         As of March 31, 2007, the Company has demand notes payable to Mr. Blaine Harris, who is the Company's Chairman of the Board of Directors, with principal amounts totaling $195,526. The notes bear simple interest at an annual rate of 8%. (See Note 6 for further details.)

         As of March 31, 2007, the Company has notes payable to Mr. Roland N. Walker, who is a member of the Company's Board of Directors, with principal amounts totaling $918,452. The notes bear simple interest at annual rates ranging from 8 - 10%. (See Note 6 for further details.)

         As of March 31, 2007, the Company has convertible notes payable to Mr. Steven F. Hanson ("Hanson"), who owns more than 5% of the Company's common stock and meets the definition of a related party, with principal amounts totaling $1,151,538. The notes bear simple interest at an annual rate of 12%. The holder of the notes may convert any portion of the principal and accrued interest for shares of the Company's common stock at $0.30 per share at any time prior to acceptance for payment. (See Note 7 for further details.)

(11)     Subsequent events
         -----------------

         Lines of Credit. On April 11, 2007, the Company renegotiated an extension to the credit limit on an existing line of credit granted by Roland N. Walker, a director of the Company and significant shareholder. The extension increased the amount of the draw from $1 million to $1.5 million.

         Activities of the Board of Directors. On June 6, 2007 Roland N. Walker resigned his seat on the board and his office of chairman.

         Independent Auditors. On June 20, 2007 Tanner LLC resigned as our independent outside auditors.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Item 2.  Management's Discussion and Analysis or Plan of Operations

This Management's Discussion and Analysis or Plan of Operations ("MD&A") should be read in conjunction with our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on May 17, 2007. The following discussion contains forward-looking statements and should also be read in conjunction with "Forward-looking statements" below. All amounts presented in the MD&A are rounded to the nearest thousand dollars.

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

Set forth below are comparisons of our financial statement information for the three month periods ended March 31, 2007 and March 31, 2006. Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

Results of Operations

Sales
-----

Sales for the three months ended March 31, 2007 were $563,000 compared to sales of $461,000 for the three months ended March 31, 2006. Product (flower) sales were $415,000 for the three months ended March 31, 2007 and $370,000 for the comparable period in 2006. License fees and other revenue were $140,000 for the three months ended March 31, 2007 and $75,000 for the comparable period in 2006. Royalties were $8,000 for the three months ended March 31, 2007 and $16,000 for the three months ended March 31, 2006. The increase of $45,000 in product sales, the increase of $65,000 in license fees and other revenue, and the decrease of $8,000 in royalties are all attributable to our increasing emphasis on strategic licensing coupled with an effort to grow our product sales even though we have allocated significantly fewer resources toward that effort.

During  the  three  months  ended  March  31,  2007,  we  entered  into only one
international   license  agreement.   The  decrease  in  licensing  revenue  was
attributable to refocusing on domestic rather than foreign markets.

Cost of goods sold
------------------

Cost of goods  sold for the  three  months  ended  March 31,  2007 was  $352,000 compared to $354,000 for the three months ended March 31, 2006. Cost of goods sold consisted primarily of purchases of roses and the labor and supplies

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



necessary to emboss and ship them. The ratio of cost of goods sold as a percentage of product sales improved slightly between the two comparative periods, but the ratio is still much higher than our targets due to the fact that we have invested in production capability anticipating higher sales which have not materialized as projected.

General and administrative
--------------------------

General and administrative expenses were $359,000 for the three months ended March 31, 2007 and $715,000 for the three months ended March 31, 2006. The decrease in general and administrative expenses when comparing the two periods totals $356,000. This reduction represents an aggressive campaign to cut expenses that began in the 4th Quarter 2006. Further reductions are anticipated throughout the remainder of 2007.

Sales and marketing
-------------------

Sales and marketing expenses were $232,000 for the three months ended March 31, 2007 and $242,000 for the three months ended March 31, 2006. The decrease of $10,000 is again due to a reduction in our sales and marketing personnel. Despite this reduction in staff, we have been able to increase our revenues by 13% over last year's results by focusing on our redefined core retailing strategy.

Research and development
------------------------

Research and development expenses were $147,000 for the three months ended March 31, 2007 and $37,000 for the three months ended March 31, 2006. The increase in research and development expenses for the two comparative periods is due our focus on a retail strategy that began in July of 2006

Other income (expense)
----------------------

Other expense for the three months ended March 31, 2007 was $155,000 and $597,000 for the three months ended March 31, 2006. The decrease in other expense for the two comparative periods of $487,000 relates to the costs associated with a debt restructuring that was initiated in the 1st quarter 2006. No such costs were incurred in the 1st quarter 2007.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



Net loss
--------

Our net loss for the three months ended March 31, 2007 and 2006 was $685,000 or $.02 per common share and $1,484,000 or $.05 per common share, respectively. The results of operations between the two periods differ greatly and again largely due to a focused effort to reduce expenses while refocusing our efforts on driving our core retailing strategy.

Liquidity and Capital Resources

Cash
----

We had cash of $151,756 invested in demand deposits as of March 31, 2006 to fund operations and capital expenditures. Therefore we still will require additional financing. If we acquire that funding through the issuance of equity or convertible securities, our shareholders may experience dilution in the value per share of their equity securities. We can give no assurances that we will be able to obtain additional financing at all or on terms that are acceptable to us.

Cash Flows
----------

Cash flows used in operating activities were $(591,000) and $(612,000) for the three months ended March 31, 2007 and 2006, respectively. Because our operating cash flows are currently insufficient to fund our operations, we have relied on funding from our directors and stockholders, as described below.

Capital expenditures
--------------------

Capital expenditures totaled $54,000 for the three months ended March 31, 2007, equal to the $54,000 for the three months ended March 31, 2006. Expenditures during the first three months of 2007 were primarily for computer equipment, software, telephone systems, and patent and trademark application maintenance.

Financing
---------

As of the date of this Form 10-QSB, we have been unable to obtain financing from external sources under terms which we deem to be reasonably acceptable, and the revenues generated from our operations are insufficient for our current needs. Consequently, certain of our directors and shareholders have extended debt and convertible debt financing to us as described in Notes 6 and 7 to our condensed consolidated financial statements. During the three months ended March 31, 2007, we received an additional $670,000 in loans from a member of the Board of Directors who is also a significant stockholder which materially increased the amount of our total debt.

The total amount of notes payable and convertible notes payable as described in this Form 10-QSB has significantly increased our debt and will likely negatively affect our ability to raise additional funds. While we are attempting to obtain additional commitments from our directors and certain shareholders to continue to fund our operations beyond those commitments described herein, no assurance can be given nor relied upon that we will be able to obtain such commitments on terms and conditions reasonably acceptable to us or that we will be able to continue to operate as a going concern. Our expenses continue to exceed our revenues by a significant margin though we are taking significant measures to

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



correct that outcome. Accordingly, until such time as we are able to operate profitably, we can give no assurance that we have or will have sufficient capital resources or liquidity to satisfy working capital and operating requirements.

We have not achieved quarterly or annual profits as either SRII or as Speaking Roses, LLC. Our ability to continue as a going concern is dependent upon our ability to generate future profits and to generate sufficient capital to meet our obligations on a timely basis. During the three months ended March 31, 2007, we incurred a net loss of $685,000 and cash flows used in operating activities were $591,000.

Estimated capital expenditures for the nine months beginning April 1, 2007 are approximately $120,000. We believe we will be able to plan and minimize our capital and operating spending in the future by varying the extent of our licensing activities, hiring practices, geographical expansion, and marketing activities. If we elect to slow the speed, or narrow the focus, of our business plan, we may be able to reduce our capital expenditures and losses. Our actual ability to execute our proposed business plan will depend on a number of factors including:

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

The unaudited condensed consolidated financial statements included herein have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $15,605,000 and net losses of $685,000 and $1,484,000 for the three months ended March 31, 2007 and 2006, respectively.

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

         o    technological changes; and

         o    competitive factors.

All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Readers and potential investors should carefully review the risk factors described in this document and in other documents that Speaking Roses International, Inc. and subsidiary files from time to time with the Securities and Exchange Commission, including, but not limited to, our annual report on Form 10-KSB for the year ended December 31, 2006.

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY


Item 3. Controls and Procedures

In accordance with the rules promulgated under the 1934 Act, our management has evaluated, with the participation of our president and chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of the end of the fiscal quarter ended March 31, 2007 ("the Evaluation Date"). Based upon our evaluation of these disclosure controls, at the Evaluation date, we concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file under the 1934 Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations. Based on this evaluation, we concluded that our disclosure controls and procedures are not effective due to: 1) adjustments required to correct the accounting for certain debt and equity transactions which was also noted and previously disclosed in our annual report on Form 10-KSB as of December 31, 2006; 2) failure to timely file certain Current Reports on Form 8-K; and 3) failure to timely file certain Form 3, Initial Statement of Beneficial Ownership of Securities; Form 4, Statement of Changes in Beneficial Ownership; and Form 5, Annual Statement of Changes in Beneficial Ownership. We are in the process of improving our internal control and related disclosures in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our audit committee and to our independent registered public accounting firm. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will continue to work with our independent registered public accounting firm and other outside advisors to ensure that our controls and procedures are adequate and effective.

During the first fiscal quarter ended March 31, 2007, changes were made to our inventory tracking procedures, our sales reporting procedures, and to the implementation and use of our new accounting software that we anticipate will materially improve, or are reasonably likely to materially improve, our internal controls over financial reporting.

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


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2007, Speaking Roses International, Inc. (the "Company") entered into a Advertising Order pursuant to which Pacific Media Group, Inc. ("PMG") will develop an ongoing national advertising campaign and marketing strategy on behalf of the Company. In partial consideration for the services to be provided to the Company by PMG, the Company issued to the principals of PMG 196,428 of its common shares at an agreed upon price per share of $0.28. The issuance of the common shares described above was made pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder, based in part on the representations made by the holders thereof.

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

   Exhibit       Description
   -------       -----------

     2.1 Agreement and Plan of Merger between Millennium Electronics, Inc. and Speaking Roses Internations, Inc. (1)

     3.1         Articles of Incorporation of speakingRoses International, Inc.
                 (1)

     3.2 Bylaws of Speaking Roses International, Inc. as amended on October 19, 2005 (2)

    10.1 Contribution Agreement between Speaking Roses, LLC and Millennium electonics, Inc. (3)

     14          Code of Ethics (4)

     31          Certifications required by Rule 13a-15(e) and 15d-15(e)

     32          Section 1350 Certifications

----------------
(1) Incorporated by reference from our information statement on Schedule 14C filed December 23, 2003.
(2) Incorporated by reference from our current report on Form 8-K filed March 29, 2006.
(3) Incorporated by reference from our current report on Form 8-K filed February 5, 2004.
(4) Incorporated by reference from our annual report on Form 10-KSB filed April 13, 2004.

* Compensatory plan, contract or arrangement

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY



(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended March 31, 2007:

      Report Filing Date                       Items Reported
      ------------------                       --------------
(a)   Current Report on Form 8-K         Departure of Directors or Principal
      filed February 23, 2007            Officers Regulation FD Disclosure

(b)   Current Report on Form 8-K         Unregistered Sale of Securities
      filed March 1, 2007

SIGNATURES

In accordance with the requirements Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPEAKING ROSES INTERNATIONAL, INC.

By:       /s/ Alan K. Farrell
          Alan K. Farrell
          President and Chief Executive Officer
Date:     June 20, 2007

By:       /s/ David R. Nichols
          David R. Nichols
          Chief Financial Officer
Date:     June 20, 2007

--------------------------------------------------------------------------------