Form 10QSB/A
period 2007-03-31
SPEAKING ROSES INTERNATIONAL INC
filed 2007-06-26
CIK 884321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No.1)

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

                SPEAKING ROSES INTERNATIONAL, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

On June 20, 2007, our independent registered public accounting firm, Tanner LC, resigned as our independent registered public accounting firm. This resignation occurred prior to the date of filing our Form 10-QSB for the quarterly period ended March 31, 2007 or this amended Form 10-QSB/A. Tanner LC did not perform any review or other attest procedures relating to the Form 10-QSB or the Form 10-QSB/A. The Company has not yet retained an independent registered public accounting firm to replace Tanner LC. The accompanying unaudited condensed consolidated financial statements of Speaking Roses International, Inc. and subsidiary ("SRII" or the "Company") as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006, have not been reviewed by an independent registered public accounting firm but, in management's opinion, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the notes hereto, and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006.

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


SPEAKING ROSES INTERNATIONAL, INC.

By:       /s/ Alan K. Farrell
          Alan K. Farrell
          President and Chief Executive Officer
Date:     June 25, 2007

By:       /s/ David R. Nichols
          David R. Nichols
          Chief Financial Officer
Date:     June 25, 2007

--------------------------------------------------------------------------------